Form 10-Q
period 1999-09-30
BREAKAWAY SOLUTIONS INC
filed 1999-11-15
CIK 1076643

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-27269

                            BREAKAWAY SOLUTIONS, INC.
               (Exact name of registrant as specified in charter)

              Delaware                               04-3285165
      (State of Incorporation)          (I.R.S. Employer Identification No.)

                   50 Rowes Wharf, Boston, Massachusetts 02110
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (617) 960-3400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

                                 --------------

17,417,161 shares of the registrant's common stock, par value $0.000125, were outstanding as of October 31, 1999.

                            BREAKAWAY SOLUTIONS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS
                               SEPTEMBER 30, 1999

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets ....................................      3
        Consolidated Statements of Operations...........................      4
        Consolidated Statements of Cash Flows ..........................      5
        Notes to Consolidated Financial Statements .....................      6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ..........................................      8

Item 3. Quantitative and Qualitative Disclosure About Market Risk ......     20

PART II - OTHER INFORMATION

Signature ..............................................................     22

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                            BREAKAWAY SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,  September 30,
                                                                                     1998           1999
                                                                                          (Unaudited)
                                     Assets
Current assets:
   Cash and cash equivalents                                                     $    16,954    $ 7,747,165
   Accounts receivable, net of allowance for doubtful accounts of $131,000 and
      $225,000 in 1998 and 1999, respectively                                      1,445,994      4,790,175
   Unbilled revenues on contracts                                                    625,609      3,741,704
   Prepaid expenses                                                                   46,211      1,741,716
   Deferred offering costs                                                                --      2,768,717
   Advances to employees                                                              13,273        566,759
                                                                                 --------------------------
      Total current assets                                                         2,148,041     21,356,236
Property and equipment, net                                                          553,566      4,465,033
Intangible assets                                                                         --     13,731,600
Other assets                                                                          40,877        274,641
                                                                                 --------------------------
      Total assets                                                               $ 2,742,484    $39,827,510
                                                                                 ==========================

                      Liabilities and Stockholders' Equity
Current liabilities:
   Line of credit                                                                $   425,743             --
   Due to stockholders - current portion                                                  --    $   625,000
   Notes payable                                                                          --        110,885
   Capital lease obligation-current portion                                          148,391             --
   Accounts payable                                                                  814,074      3,531,310
   Accrued compensation and related benefits                                         178,191      1,581,162
   Accrued expenses                                                                       --      3,965,977
   Deferred revenue on contracts                                                     196,225        117,523
   Deferred tax liability-current portion                                                 --        188,750
                                                                                 --------------------------
      Total current liabilities                                                    1,762,624     10,120,607
Due to stockholders                                                                       --      1,587,527
Capital lease obligation-long-term portion                                            67,040         45,833
Deferred tax liability                                                                    --        566,250
                                                                                 --------------------------
      Total long-term liabilities                                                     67,040      2,199,610
                                                                                 --------------------------
      Total liabilities                                                            1,829,664     12,320,217
                                                                                 --------------------------
Commitments and contingencies
Stockholders' equity:
   Series A preferred stock $.0001 par value, 5,853,000 shares authorized, none issued and outstanding in 1998 and 5,853,000 shares issued and
      outstanding in 1999 (liquidation preference of $8,291,945)                          --            585
   Series B preferred stock $.0001 par value, shares authorized 2,931,849 shares issued and outstanding in 1999 (liquidation preference of
      $19,057,018)                                                                        --            293
   Common stock $.000125 par value, 80,000,000 shares authorized, 7,680,000 shares issued in 1998 and 8,393,198 shares issued in 1999, 6,124,800
      and 6,853,998 shares outstanding in 1998 and 1999, respectively                    960          1,051
   Additional paid-in capital                                                             --     34,759,776
   Less: deferred compensation                                                            --       (271,042)
   Less: Treasury stock, at cost                                                         (32)           (32)
   Retained earnings (deficit)                                                       911,892     (6,983,338)
                                                                                 --------------------------
      Total stockholders' equity                                                     912,820     27,507,293
                                                                                 --------------------------
      Total liabilities and stockholders' equity                                 $ 2,742,484    $39,827,510
                                                                                 ==========================

           See accompanying notes to consolidated financial statements

                            BREAKAWAY SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                         Three months ended               Nine months ended
                                                            September 30,                    September 30
                                                            -------------                    ------------

                                                         1998            1999            1998           1999
Revenues                                              $2,749,852      $7,180,772      $7,478,539    $14,743,582
Operating expenses:
     Project personnel costs                           1,480,838       3,420,920       4,076,441      7,038,220
     Selling, general and administrative expenses      1,561,325       8,260,831       3,338,381     14,722,350
                                                       ---------      ----------       ---------     ----------
        Total operating expenses                       3,042,163      11,681,751       7,414,822     21,760,570
                                                       ---------      ----------       ---------     ----------

     Income (loss) from operations                      (292,311)     (4,500,979)         63,717     (7,016,988)
     Other income (expense):
     Other income (expense)                              160,000           7,045         160,000             24
     Interest income                                       3,514         128,926              58        188,436
     Interest expense                                     (4,777)       (100,870)             --       (154,810)

        Total other income                               158,737          35,101         160,058         33,650

        Net income (loss)                              $(133,574)    $(4,465,878)       $223,775    $(6,983,338)
                                                       ---------      ----------       ---------     ----------
                                                       ---------      ----------       ---------     ----------

Net income (loss) per share -basic and diluted            $(0.02)         $(0.97)          $0.03         $(1.52)
Weighted average common shares outstanding             6,412,800       4,587,307       6,412,800      4,587,307

           See accompanying notes to consolidated financial statements

                            BREAKAWAY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine months ended
                                                                                   September 30,
                                                                                   -------------

                                                                                1998            1999
                                                                                ----            ----
                                                                                    (Unaudited)
Net income (loss)                                                              $223,776     $(6,983,338)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation expense                                                         230,700         675,113
   Amortization expense                                                              --       1,205,954
   Compensation expense for issuance of common stock options                         --         223,050
   Changes in operating assets and liabilities, net of
      impact of acquisition of businesses:
      Accounts receivable                                                    (1,133,301)     (2,412,228)
      Unbilled revenues on contracts                                           (103,446)     (3,116,095)

      Prepaid and other assets                                                     (448)     (1,976,766)
      Accounts payable                                                          429,553       2,519,413
      Accrued compensation and related benefits                                  89,896       1,287,418
      Accrued expenses                                                               --       3,168,241
      Deferred revenue on contracts                                              47,391         (78,702)
                                                                             --------------------------
        Net cash used in operating activities                                  (214,983)     (5,487,940)

Cash flows from investing activities:
      Cash paid for acquired businesses net of cash acquired                         --      (2,103,165)
      Purchases of property and equipment                                      (316,223)     (3,939,268)
      Proceeds from disposal of fixed assets                                         --
                                                                             --------------------------
        Net cash used in investing activities                                  (316,223)     (6,042,433)
                                                                             --------------------------
Cash flows from financing activities:
   Proceeds from issuance of preferred stock                                         --      27,341,939
   Proceeds from exercise of stock options                                           --         507,250
   Increase in deferred offering costs                                               --      (2,768,717)
   Notes payable to stockholder                                                      --         (37,530)
   Notes payable                                                                     --               0
   Repurchase and retirement of common stock                                         --      (4,468,980)
   Advances to employees                                                        (30,092)       (553,486)
   Payments on current portion of long-term debt                                (10,417)       (141,629)
   Proceeds from (repayments of) credit line                                         --        (425,743)
   (Increase) decrease in other assets                                          (31,279)             --
   Repurchase of treasury stock                                                      (6)
   Payments of capital lease obligations                                       (163,166)       (192,520)
                                                                              -------------------------
        Net cash provided by (used in) financing activities                    (343,471)     19,260,584
                                                                              -------------------------
        Net increase (decrease) in cash and cash equivalents                   (874,687)      7,730,211
                                                                              -------------------------
Cash and cash equivalents at beginning of period                                879,136          16,954
                                                                              -------------------------
Cash and cash equivalents at end of period                                       $4,449      $7,747,165
                                                                              -------------------------

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                       $11,114         $98,927
                                                                              -------------------------
Supplemental disclosures of non-cash investing and financing activities:
      Capital lease obligations                                                      --         $99,849
                                                                              -------------------------
      Distributions payable to stockholders                                          --              --
                                                                              -------------------------
   Issuance of common stock in connection with acquisition
      of businesses                                                                  --      $9,192,785
Acquisition of businesses:
   Assets acquired                                                                           16,358,192
   Liabilities assumed and issued                                                            (4,298,840)
   Common stock and stock options issued                                                     (9,956,187)
                                                                              -------------------------
Net cash paid for acquisition of businesses                                                 $(2,103,165)

           See accompanying notes to consolidated financial statements

                            BREAKAWAY SOLUTIONS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    Basis of Presentation

      The accompanying consolidated unaudited financial statements have been prepared by Breakaway Solutions, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-83343). The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 1998 and 1999 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

      In July 1999 the Board of Directors approved an increase in the number of authorized common shares from 20,000,000 to 80,000,000, and in September 1999 approved a four-for-five stock split which became effective on October 5, 1999. All share data shown in the accompanying financial statements have been retroactively restated to reflect this stock split.

2.    Acquisitions

      Subsequent to December 31, 1998, the Company entered into the following acquisitions, which are accounted for under the purchase method of accounting:

            Applica Corporation

            In March, 1999, the Company entered into an agreement to acquire all the outstanding stock of Applica Corporation, a provider of application hosting services. The purchase price was comprised of 723,699 shares of common stock.

            WPL Laboratories, Inc.

            In May, 1999, the Company entered into an agreement to acquire all the outstanding stock of WPL Laboratories, Inc., a provider of advanced software development services. The purchase price was comprised of $5,000,000 in cash, 1,364,140 shares of common stock and the assumption of all outstanding WPL stock options, which became exercisable for 314,804 shares of the Company's common stock at a per share exercise price of $2.36 with a four-year vesting period. The WPL stockholders received one half of their cash consideration at closing and will receive the remainder incrementally over a four-year period so long as the stockholder does not voluntarily terminate his employment and is not terminated for cause. Of the shares of common stock issued to the former WPL stockholders, approximately fifty percent are subject to the Company's right, which lapses incrementally over a four-year period, to repurchase the shares of a particular stockholder, at their value at the time of the acquisition, upon the stockholder's resignation or the Company's termination of the stockholder for cause. In connection with the stock issuance, in July 1999 the Company provided approximately $1,200,000 in loans to stockholders. The loans which bear interest at prime plus 1% are due at the earlier of the sale of stock or four years.

            Web Yes, Inc.

            In June, 1999, the Company entered into an agreement to acquire all the outstanding stock of Web Yes, Inc., a provider of web hosting services. The purchase price was comprised of 492,491 shares of common stock. Of the shares of common stock issued to the former Web Yes stockholders, 342,680 are subject to the Company's right, which lapses incrementally over a four-year period, to repurchase the shares of the particular stockholder upon the termination of his employment with the Company. The repurchase price shall be either at the share value at the time of the acquisition if the stockholder terminates employment or is terminated for cause, or at the fair market value if the stockholder's employment is terminated without cause.

            In addition, of the 452,491 shares issued in the acquisition of Web Yes, Inc., the Company issued 35,583 shares of common stock to employees of Web Yes, Inc. The common stock is subject to restrictions relating to employment. As a result, the fair value of the stock issued has been recorded as deferred compensation and will be recognized as compensation expense over the restriction period of four years.

3.    Related Party Transactions

      In January, 1999, Internet Capital Group ("ICG"), holder of the Company's Series A Preferred Stock, entered into an option agreement with the Company's Chief Executive Officer. The Option Agreement grants the Chief Executive Officer the right to purchase all or part of an aggregate of 284,195 shares of the Series A Preferred Stock owned by ICG at an exercise price of $1.42. The option vested immediately and expires seven years after the date of grant.

      In May 1999, ICG provided $4,000,000 in advances which were converted into equity in July, 1999. In connection with this transaction, the Company issued ICG a warrant to purchase 73,872 shares of common stock at an exercise price of $8.13 per share. During 1999 the Company provided information technology consulting services to companies in which ICG holds equity interests ("ICG Partner Companies"). For the three months and nine months ended September 30, 1999, revenues generated for services provided to ICG Partner Companies amounted to approximately $1,171,000 and $1,296,000, respectively.

4.    Initial Public Offering

      On October 5, 1999 the Company issued 3,450,000 shares of its common stock (450,000 shares of which represented the underwriters exercise of its overallotment option), $0.000125 par value per share, for approximately $45,000,000 (net of underwriting discounts and commissions). The Company intends to use the proceeds for working capital and other general corporate purposes.

5.    SERIES B PREFERRED STOCK FINANCING

     In July 1999, the Company issued an aggregate of 2,931,849 shares of Series B Preferred Stock at $6.50 per share. ICG purchased 769,514 shares of Series B Preferred Stock in the transaction for consideration in the aggregate of $4,999,994, $4,053,425 of which was paid by conversion of its convertible promissory note issued by the Company in May 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Breakaway Solutions is a Delaware corporation. We incorporated in Massachusetts under the name The Counsell Group, Inc. in 1992, and reincorporated in Delaware in August 1995. In October 1998, we changed our name to Breakaway Solutions, Inc.

      We are a full service provider of e-business solutions that allow growing enterprises to capitalize on the power of the Internet to reach and support customers and markets. Our services consist of Breakaway strategy consulting, Breakaway Internet solutions, Breakaway eCRM solutions and Breakaway Application hosting. From our inception in 1992 through 1998, our operating activities primarily consisted of providing Internet solutions and eCRM solutions services. Prior to our acquisition of Applica, we derived no revenues from application hosting. We believe, however, that application hosting will account for a significantly greater portion of our total revenues in the future.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

      Revenues. Revenues for the three months ended September 30, 1999 increased by $4.5 million, or 166.7%, to $7.2 million from $2.7 million for the three months ended September 30, 1998. The increase was due primarily to additional service offerings in strategy, eCRM, and Internet, and the new addition of our hosting line of business from three regional offices to seven regional offices which gave us a greater market presence. Additionally, we expanded geographically which increased our US market presence. We were in a better position to meet that demand due to increased hiring for all of our service offerings. Revenues for our hosting line of business were $0.7 for the three months ended September 30, 1999 which increased from a negligible amount for the three months ended September 30, 1998.

      Project personnel costs. Project personnel costs for the three months ended September 30, 1999 increased by $1.8 million, or 125.0%, to $3.4 million from $1.6 million for the three months ended September 30, 1998. Project personnel costs represented 47.6% of revenues for the three months ended September 30, 1999, as compared to 55.5% of revenues for the three months ended September 30, 1998. The increase in absolute dollars was due primarily to an increase in the number of employees hired to perform the client services delivered. Project personnel costs decreased as a percentage of revenues for the three months ended September 30, 1999 due primarily to an increase in the average hourly billable rate of our professionals over the comparable period in 1998 and, to a lesser extent, due to an increase in average employee utilization rate.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 1999 increased by $6.7 million, or 418.8%, to $8.3 million from $1.6 million for the three months ended September 30, 1998. As a percentage of revenues, selling, general and administrative expenses increased from 56.8% in the 1998 period to 115.0% in the 1999 period. The increase in 1999 was due primarily to increases in personnel-related expenses to support increased administrative employees, outside professional fees for recruiting, the recruiting and hiring of a senior executive management team, the hiring of dedicated sales and marketing employees, a brand name marketing campaign, the investment in our hosting service line infrastructure, and the continued development of our regional offices.

      Interest income, net. Interest income, net, for the three months ended September 30, 1999 increased to $28,000 from a negligible amount for the three months ended September 30, 1998. The increase in 1999 was due primarily to interest income earned on the invested portion of proceeds from our preferred stock financing in January 1999 and July 1999.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

      Revenues. Revenues for the nine months ended September 30, 1999 increased by $7.2 million, or 96.0%, to $14.7 million from $7.5 million for the nine months ended September 30, 1998. The increase was due primarily to increased market demand for Internet professional services and the new addition of our hosting line of business, which was 5% of our total revenues for the nine months ended September 30, 1999. Additionally, we expanded geographically, which increased our US market presence.

      Project personnel costs. Project personnel costs for the nine months ended September 30, 1999 increased by $2.9 million, or 70.7%, to $7.0 million from $4.1 million for the nine months ended September 30, 1998. Project personnel costs represented 47.9% of revenues for the nine months ended September 30, 1999, as compared to 54.5% of revenues for the nine months ended September 30, 1998. The increase in absolute dollars was due primarily to an increase in the number of employees hired to perform the client services delivered. Project personnel costs decreased as a percentage of revenues for the nine months ended September 30, 1999 due primarily to an increase in the average hourly billable rate of our professionals over the comparable period in 1998 and, to a lesser extent, due to an increase in average employee utilization rate.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 1999 increased by $11.4 million, or 345.5%, to $14.7 million from $3.3 million for the nine months ended September 30, 1998. As a percentage of revenues, selling, general and administrative expenses increased from 44.6% in the 1998 period to 99.6% in the 1999 period. The increase in 1999 was due primarily to increases in personnel-related expenses to support increased administrative employees, outside professional fees for recruiting, the recruiting and hiring of a senior executive management team, the hiring of dedicated sales and marketing employees, a brand name marketing campaign, the investment in our hosting service line infrastructure, and the opening of a new regional office in Dallas.

      Interest income, net. Interest income, net, for the nine months ended September 30, 1999 increased to $33,650 from a negligible amount for the nine months ended September 30, 1998. The increase in 1999 was due primarily to interest income earned on the invested portion of proceeds from our preferred stock financings in January 1999 and July 1999.

Liquidity and Capital Resources

      From inception through December 31, 1998, we funded our operations primarily through cash provided by operations and a line of credit. In 1999 we have funded our operations through the issuance of preferred stock and, to a lesser extent, through a line of credit and equipment leases.

      At December 31, 1998, our cash balance was $17,000. Our cash balance was $7.7 million at September 30, 1999. Our working capital was $385,000 at December 31, 1998. It was $11.2 million at September 30, 1999.

      Our operating activities used cash of $215,000 and $5.5 million in the nine months ended September 30, 1998 and 1999. The increase in cash used in 1999 primarily resulted from costs we incurred in connection with hiring a new management team and implementing a new business model. In addition, we experienced an increase in our receivables resulting from both increased days outstanding and the extended payment terms of fixed-fee contracts which we entered into on a limited basis. The continued increase in cash used in operating activities for the nine months ended September 30, 1999 resulted from continued recruiting and hiring costs, and building our sales and marketing capabilities.

      We used cash for capital expenditures of $316,000 in 1998 and $3.9 million in the nine months ended September 30, 1998 and 1999. These expenditures were primarily for computer equipment, telecommunications equipment and furniture and fixtures to support our growth, and to build our application hosting capabilities. In addition, in the first nine months of 1999, we used $2.1 million in cash for acquired businesses.

      We have various equipment lease financing facilities. The terms of these equipment lease financings average two years. The annual interest rates on borrowings ranged from 5.4% or 15.7%.

      In January 1999, we issued 5,853,000 shares of Series A Preferred Stock for $8.3 million. We used the proceeds to purchase common stock from an existing stockholder and to fund operations.

      In May 1999, we borrowed $4,000,000 from Internet Capital Group and issued Internet Capital Group a promissory note for $4,000,000 bearing interest at the prime interest rate plus one percent. This promissory note converted into shares of the Company's Series B Preferred Stock in the Company's July 1999 Series B Preferred Stock Financing. We used the proceeds to help finance our acquisition of WPL and to fund operations. The promissory note converted into shares of the Company's Series B Preferred Stock in the Company's July 1999 Series B Preferred Stock Financing.

      In July 1999, we issued 2,931,849 shares of Series B Preferred Stock for approximately $19.0 million. We intend to use the proceeds for working capital and other general corporate purposes.

      In September 1999, we entered into a Master Lease Agreement with Silicon Valley Bank to finance up to $4 million of equipment and software. Leases under the Master Lease Agreement will have terms of 36 months. Payments under the leases will be determined based on an annual interest rate equal to the annual rate on U.S. Treasury securities of a comparable term plus 2.5%. In connection with the Master Lease Agreement we issued Silicon Valley Bank warrants to purchase 10,909 shares of our common stock for $11.00 per share. The warrants are exercisable until September 21, 2002.

      In October 1999, we consummated an initial public offering and issued 3,450,000 shares of common stock for approximately $45.0 million, net of underwriter's discounts and commissions. We intend to use the proceeds for working capital and other general corporate purposes.

      We believe that the proceeds of our initial public offering and funds that are available under our line of credit will be sufficient to finance our capital requirements for at least the next 12 months. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations in the absence of other sources. There also can be no assurance that any additional required financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

Market Risk

      To date, we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. We invest our cash in money market funds, which are subject to minimal credit and market risk. We believe the market risks associated with these financial instruments are immaterial.

Year 2000 Readiness Disclosure

      Year 2000 Issue. The year 2000 issue is a result of computer programs or systems which store or process date-related information using only the last two digits to refer to a year. These programs or systems may not be able to distinguish properly between a year in the 1900's and a year in the 2000's. Failure of these programs or systems to distinguish between the two centuries could cause the programs or systems to create erroneous results or even to fail.

      Our State of Readiness. We have established a year 2000 readiness team to carry out a program for the assessment of our vulnerability to the year 2000 issue and remediation of identified problems. The team consists of senior information technology and business professionals and meets on a regular basis. An outside consultant is also working with the readiness team on a temporary basis to assist them in carrying out their tasks.

      The readiness team has developed a program with the following key phases to assess our state of year 2000 readiness:

      o Develop a complete inventory of our hardware and software, and assess whether that hardware and software is year 2000 ready;

      o Test our internal hardware and software which we believe have a significant impact on our daily operations to assess whether it is year 2000 ready;

      o Upgrade, remediate or replace any of our hardware or software that is not year 2000 ready; and

      o Develop a business continuity plan to address possible year 2000 consequences which we cannot control directly or which we have not been able to test or remediate; and

      We have completed a number of the tasks which our program requires, as follows:

      o We have completed the inventory of hardware and software at all of our locations and have determined that all of the inventoried hardware and software which we believe have a significant impact on our daily operations are year 2000 ready or can be made ready with minimal changes or replacements, based on our vendors' web site certifications statements and commercially available year 2000 testing products; and have determined that such operations are Year 2000 ready.

      o We have implemented internal policies to require that a senior information technology professional approves as year 2000 ready any hardware or software that we plan to purchase;

      o We have developed a list of all vendors which we deem to have a significant business relationship with us. Of the approximately 20 vendors we have identified, we have obtained web site certifications or made written inquiries for information or assurances with respect to the year 2000 readiness of products or services that we purchase from those vendors;

      o We have completed test plans for date sensitive applications which we have determined to be Year 2000 ready and which we believe will have a significant impact on our daily operations.

      o We have completed an internal review to determine the commitments we have made to our customers with respect to the year 2000 readiness of solutions which we have provided to those customers; and

      o We have reviewed evaluations of questionnaires regarding year 2000 readiness to our critical vendors.

      o We have formulated a business continuity plan that encompasses Breakaway's strategy for preparation, notification and recovery in the event of a failure due to the year 2000 issue. The plan includes procedures to minimize downtime and expedite resumption of business operations and other solutions for responding to internal failures in our internal information technology department as well as widespread external failures related to the year 2000 issue.

      We have specific tasks to complete with respect to our year 2000 program, including;

      o Testing of our internal hardware and software which we believe have a significant impact on our daily operations to confirm its year 2000 readiness; and

      o Implementation of any necessary changes, identified as a result of testing, to our internal software and hardware.

      Costs. To date, we have not incurred material expenses in connection with our year 2000 readiness program. We may need to purchase replacement products, hire additional consultants or other third parties to assist us, although we do not currently expect that we will need to take such steps. We currently estimate that the cost of our year 2000-readiness program will be approximately $25,000. This amount includes internal labor costs, legal and outside consulting costs and additional hardware and software purchases. We expect that we will refine this estimate as we complete the final phase of our year 2000 readiness program.

      Risks. If we fail to solve a year 2000 problem with respect to any of our systems, we could experience a significant interruption of our normal business operations. We believe that the most reasonably likely worst case scenarios related to the year 2000 issue for our business are as follows:

      o If a solution which we provided to a client causes damage or injury to that client because the solution was not year 2000 compliant, we could be liable to the client for breach of warranty. In a number of cases, our contracts with clients do not limit our liability for this type of breach;

      o If there is a significant and protracted interruption of telecommunication services to our main office, we would be unable to conduct business because of our reliance on telecommunication systems to support daily operations, such as internal communications through e-mail; and

      o If there is a significant and protracted interruption of electrical power or telecommunications services to our application hosting facilities, we would be unable to provide our application hosting services. This failure could significantly slow the growth of our application hosting business which is an important part of our strategic plan. We have sought to locate our application hosting facilities in leased space in co-location facilities which have back-up power systems and redundant telecommunications services.

Factors That May Affect Future Results

      This Quarterly Report on Form 10Q includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Words such as "expects," "may," "anticipates," "intends," "would," "will," "plans," "believes," "estimates," "should," and similar words and expressions are intended to identify forward-looking statements. These statements are based on estimates, projections, beliefs, and assumptions of the Company and its management, and are not guarantees of future performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

      The Company cautions that the following important factors, among others, in the future could cause the Company's actual results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company in filings with the Securities and Exchange Commission, press releases, communications with investors, and oral statements.

      Any or all of our forward-looking statements in this report, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

Our Future Success is Uncertain Because We Have Significantly Changed Our
Business

      Prior to 1999, we primarily provided traditional systems integration services along with limited strategic planning and Internet systems integration services. In 1999, we added application hosting to our service offerings and substantially increased our capacity to provide strategic planning and Internet systems integration services through three acquisitions and significant hiring of professionals. Due to these recent significant changes, we are subject to the risk that we will fail to implement our business model and strategy. This risk is heightened because we are operating in the new and rapidly evolving e-business solutions market. Our historical results of operations do not reflect our new service offerings.

Our Business Will Suffer if Growing Enterprises Do Not Adopt and Accept Application Hosting Services

      Our ability to increase revenues and achieve profitability depends on the adoption and acceptance of third-party application hosting services by our target market of growing enterprises. Information technology service providers, including Breakaway Solutions, only recently have begun to offer third-party application hosting services. The market for these services has only recently begun to develop and is evolving rapidly.

Our Business Will Suffer if Growing Enterprises Do Not Accept E-Business
Solutions

      Our ability to increase revenues and achieve profitability depends on the widespread acceptance of e-business solutions by commercial users, particularly growing enterprises. The market for e-business solutions is relatively new and is undergoing significant change. The acceptance and growth of e-business solutions will be limited if the Internet does not prove to be a viable commercial market.

We Have a History of Operating Losses, Expect to Incur Losses in the Future and Will Not be Successful Unless We Can Reverse This Trend

      We expect to continue to incur increasing and substantial sales and marketing, infrastructure development and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties with respect to our business model. We experienced a net loss of $575,175 for the fiscal year ended December 31, 1998 and of $6,983,338 for the nine months ended September 30, 1999. We expect to continue to incur significant operating losses in the near term. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

We Plan to Expand Rapidly; if We Cannot Manage Our Growth Successfully, Our Growth May Slow or Stop

      Since November 1998, we have rapidly expanded our operations. Our growth has placed, and will continue to place, a significant strain on our management, operating and financial systems, and sales, marketing and administrative resources. If we cannot manage our expanding operations, we may not be able to continue to grow or we may grow at a slower pace. Furthermore, our operating costs may escalate faster than planned. In order to manage our growth successfully we must:

      o Improve our management, financial and information systems and controls;

      o     Expand, train and manage our employee base effectively; and

      o     Enlarge our infrastructure for application hosting services.

We Rely on a Small Number of Clients for Most of Our Revenues; Our Revenues Will Decline Significantly if We Cannot Keep or Replace These Clients

      In 1998, revenues from a single client accounted for approximately 27.0% of our total revenues, and revenues from our five largest clients accounted for 54.0% of total revenues. During the nine months ended September 30, 1999, revenues from a single client accounted for approximately 9.2% of our total revenues and revenues from our five largest clients accounted for approximately 43.7% of our total revenues. If these clients do not need or want to engage us to perform additional services for them and we are not able to sell our services to new clients at comparable or greater levels, our revenues will decline.

Our Quarterly Revenues and Operating Results Are Likely to Vary Which May Cause the Market Price of Our Common Stock to Decline

      Our quarterly revenues and operating results are volatile and difficult to predict. Our quarterly operating results have varied in the past and are likely to vary significantly from quarter to quarter in the future. It is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. If so, the market price of our common stock may decline significantly.

      Factors that may cause our results to fluctuate include:

      o The amount and timing of demand by our clients for e-business solution services;

      o     Our ability to obtain new and follow-on client engagements;

      o     The number, size and scope of our projects;

      o Cancellations or reductions in the scope of major consulting and systems integration projects;

      o Our ability to enter into multiyear contracts with application hosting clients;

      o     Cancellations of month-to-month application hosting contracts;

      o     The length of the sales cycle associated with our service offerings;

      o     The introduction of new services by us or our competitors;

      o     Changes in our pricing policies or those of our competitors;

      o Our ability to attract, train and retain skilled personnel in all areas of our business;

      o Our ability to manage costs, including personnel costs and support services costs; and

      o The timing and cost of anticipated openings or expansions of new regional offices and new Solution Centers.

      We derive a substantial portion of our revenues from providing professional services. We generally recognize revenues as we provide services. Personnel and related costs constitute the substantial majority of our operating expenses. Because we establish the levels of these expenses in advance of any particular quarter, underutilization of our professional services employees may cause significant reductions in our operating results for a particular quarter.

Our Growth Could be Limited if We Are Unable to Attract and Retain Qualified Personnel

      We believe that our success depends largely on our ability to attract and retain highly skilled technical, consulting, managerial, sales and marketing personnel. We may not be able to hire or retain the necessary personnel to implement our business strategy. In addition, we may need to pay higher compensation for employees than we currently expect due to intense competition for qualified employees. Individuals with e-business solutions skills, particularly those with the significant experience which we generally require, are in very short supply. Competition to hire from this limited pool is intense.

We May Lose Money on Fixed-Fee Contracts and Performance-Based Contracts

      We derive a portion of our revenues from fixed-fee contracts. We also have begun a program in some client engagements to make a portion of our fees contingent on meeting performance objectives. If we misjudge the time and resources necessary to complete a project, or if a client does not achieve the agreed upon performance objectives, we may incur a loss in connection with the project. This risk is heightened because we work with complex technologies in compressed time frames.

Our Growth Strategy Will Fail if We Are Unable to Open Successfully New Regional Offices

      A key component of our growth strategy is to open regional offices in new geographic locations. If we do not implement this strategy successfully we will not grow. We devote substantial financial and management resources to launch these offices. We may not select appropriate locations for these regional offices. We also may not be able to open these offices efficiently or manage them profitably.

If Our Efforts to Develop Brand Awareness Are Not Successful We Will Not Increase Revenues As Planned

      An important element of our business strategy is to develop and maintain widespread awareness of the Breakaway Solutions name in our target market. To promote our name and brand image, we incur substantial marketing expenses. These expenditures may cause our operating margins to decline. If our efforts are not successful, we will not experience any increase in revenues to offset the increase in marketing expenses. We may nonetheless continue to incur these expenses, possibly at higher levels. Moreover, our name may be closely associated with the business difficulties of some of our clients, many of whom are pursuing unproven business models in competitive markets. As a result, the difficulties or failure of one of our clients could damage our name and brand image.

Our Failure to Meet Client Expectations or Deliver Error-Free Services Could Result in Losses and Negative Publicity

      Many of our engagements involve information technology solutions that are critical to our clients' businesses. Any defects or errors in these solutions or failure to meet clients' specifications or expectations could result in:

      o     Delayed or lost revenues due to adverse client reaction;

      o Requirements to provide additional services to a client at no charge;

      o Refunds of monthly application hosting fees for failure to meet service level obligations;

      o Negative publicity about us and our services, which could adversely affect our ability to attract or retain clients; and

      o Claims for substantial damages against us, regardless of our responsibility for such failure, which may not be covered by our insurance policies and which may not be limited by the contractual terms of our engagement.

We Generate a Significant Portion of Our Revenues From Services Related to Packaged Software Applications of a Limited Number of Vendors; We Would Experience A Reduction in Revenues if Any of Those Vendors Ceased Doing Business with Us

      We derive a significant portion of our revenues from projects in which we customize, implement or host packaged software applications developed by third parties. We do not have contractual arrangements with some of these software vendors. As a result, those software vendors with whom we do not have contractual arrangements can cease making their products available to us at their discretion. Even in the case of software vendors with whom we do have contractual arrangements, those arrangements are either terminable at will by either party or are for terms of one year or less. In addition, these software vendors may choose to compete against us in providing strategic consulting, systems integration or application hosting services. In addition, the terms of various agreements with third party software vendors may require cash outlays prior to our deriving revenue from transactions with out customers. Moreover, our success is dependent upon the continued popularity of the product offerings of these vendors and on our ability to establish relationships with new vendors in the future. If we are unable to obtain packaged applications from these or comparable vendors or, if our vendors choose to compete with us or the popularity of their products declines, our business may be adversely affected.

Our Markets Are Highly Competitive and Our Failure to Compete Successfully Will Limit Our Ability to Retain and Increase Our Market Share

      Our markets are new, rapidly evolving and highly competitive. We expect this competition to persist and intensify in the future. Our failure to maintain and enhance our competitive position will limit our ability to maintain and increase our market share, which would result in serious harm to our business. Many of our competitors are substantially larger than we are and have substantially greater financial, infrastructure and personnel resources than we have. Furthermore, many of our competitors have well established, large and experienced marketing and sales capabilities and greater name recognition than we have. As a result, our competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in client requirements. They may also develop and promote their services more effectively than we do. Moreover, barriers to entry, particularly in the strategic consulting and systems integration markets, are low. We therefore expect additional competitors to enter these markets.

If We Are Unable to Reuse Software Code and Methodologies, We May Not be Able to Deliver Our Services Rapidly and Cost-Effectively

      Our business model depends to a significant extent on our ability to reuse software code and methodologies that we develop in the course of client engagements. If we are unable to negotiate contracts to permit us to reuse code and methodologies, we may be unable to provide services to our growing enterprise clients at a cost and within time frames that these clients find acceptable. Our clients may prohibit us from such reuse or may severely limit reuse.

We Depend on a Limited Number of Key Personnel Who Have Recently Joined Us and Who We May Not be Able to Retain

      All of our senior management joined Breakaway Solutions in 1998 and 1999. Many of these individuals have not previously worked together, and are becoming integrated as a management team. As a result, our senior managers may not work together effectively as a team. In addition, due to the competitive nature of our industry, we may not be able to retain all of our senior managers.

We May Need Additional Capital, Which May Not be Available to Us, and Which, if Raised, May Dilute Your Ownership Interest in Us

      We may need to raise additional funds through public or private equity or debt financings in order to:

      o     Support additional capital expenditures;

      o     Take advantage of acquisition or expansion opportunities;

      o     Develop new services; or

      o     Address additional working capital needs.

If we cannot obtain financing on terms acceptable to us or at all, we may be forced to curtail some or all of these activities. As a result, we could grow more slowly or stop growing. Any additional capital raised through the sale of equity will dilute your ownership interest in us and may be on terms that are unfavorable to holders of our common stock.

We May Undertake Additional Acquisitions Which May Limit Our Ability to Manage and Maintain Our Business, May Result in Adverse Accounting Treatment and May Be Difficult to Integrate Into Our Business

      Since March 1999, we have acquired three companies. We may undertake additional acquisitions in the future. Acquisitions involve a number of risks, including:

      o     Diversion of management attention;

      o Amortization of substantial goodwill, adversely affecting our reported results of operations;

      o Inability to retain the management, key personnel and other employees of the acquired business;

      o Inability to establish uniform standards, controls, procedures and policies;

      o     Inability to retain the acquired company's customers; and

      o Exposure to legal claims for activities of the acquired business prior to acquisition.

Client satisfaction or performance problems with an acquired business also could affect our reputation as a whole. In addition, any acquired business could significantly underperform relative to our expectations.

We May Not be Able to Deliver Our Application Hosting Services if Third Parties Do Not Provide Us With Key Components of Our Hosting Infrastructure

      We depend on other companies to supply key components of the computer and telecommunications equipment and the telecommunications services which we use to provide our application hosting services. Some of these components are available only from sole or limited sources in the quantities and quality we demand. Although we lease redundant capacity from multiple suppliers, a disruption in our ability to provide hosting services could prevent us from maintaining the required standards of service, which would cause us to incur contractual penalties.

Intellectual Property Infringement Claims Against Us, Even Without Merit, Could Cost a Significant Amount of Money to Defend and May Divert Management's Attention

      As the number of e-business applications in our target market increases and the functionality of these applications overlaps, we may become subject to infringement claims. We cannot be certain that our services, the solutions that we deliver or the software used in our solutions do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. If there is infringement, we could be liable for substantial damages. Any infringement claims, even if without merit, can be time consuming and expensive to defend. They may divert management's attention and resources and could cause service implementation delays. They also could require us to enter into costly royalty or licensing agreements.

We May Not be Able to Protect Our Intellectual Property and Proprietary Rights

      If third parties infringe or misappropriate our trade secrets, copyrights, trademarks or other proprietary information, our business could be seriously harmed. The steps that we have taken to protect our proprietary rights may not be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. Also, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. Accordingly, if our business expands into foreign countries, risks associated with protecting our intellectual property will increase.

Failure of Computer Systems and Software to be Year 2000 Compliant Could Increase Our Costs, Disrupt Our Service and Reduce Demand from Our Clients

      We confront the year 2000 problem in three contexts.

      Our clients. The failure of our clients to ensure that their operations are year 2000 compliant could have an adverse effect on them, which in turn could limit their ability to retain third party service providers such as

Breakaway. In addition, clients or potential clients may delay purchasing software and related products and services including those of Breakaway, due to concerns related to the Year 2000 problem.

      Our suppliers. Our business could be adversely affected if we cannot obtain products, services or systems that are year 2000 compliant when we need them.

      Our services. The solutions which we provide to our clients integrate software and other technology from different providers. If there is a year 2000 problem with respect to a solution provided by us, it may be difficult to determine whether the problem relates to services which we have performed or is due to the software, technology or services of other providers. Furthermore, in the past, the Company entered into a number of our contracts, including contracts with some of our largest clients, which have express or implied warranties with respect to year 2000 readiness without limitation as to our liability. As a result, we may be subjected to year 2000-related lawsuits, whether or not the services that we have performed are year 2000 compliant. We cannot be certain what the outcomes of these types of lawsuits may be.

Our Business May Suffer if Growth in the Use of the Internet Declines

      Our business is dependent upon continued growth in the use of the Internet by our clients, prospective clients and their customers and suppliers. If the number of users on the Internet does not increase and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and, as a result, our revenues would decline. Factors that may affect Internet usage or electronic commerce adoption include:

      o     Actual or perceived lack of security of information;

      o     Lack of access and ease of use;

      o     Congestion of Internet traffic;

      o     Inconsistent quality of service;

      o     Increases in access costs to the Internet;

      o Excessive governmental regulation or the imposition of taxes on e-commerce transactions;

      o     Uncertainty regarding intellectual property ownership;

      o     Reluctance to adopt new business methods; and

      o     Costs associated with the obsolescence of existing infrastructure.

Our Stock Price Is and Will Likely Remain Volatile. This Volatility Could Result in Substantial Losses for Investors

      The trading price of our common stock has been and is likely to continue to be volatile. The stock market in general, and the market for technology and Internet-related companies in particular, has experienced extreme volatility. This volatility has often been unrelated to the operating performance of particular companies. Prices for the common stock will be determined in the marketplace and may be influenced by many factors, including variations in our financial results, changes in earnings estimates by industry research analysts, investors' perceptions of us and general economic, industry and market conditions.

Our Existing Principal Stockholders, Executive Officers and Directors Hold Equity Allowing them Control Breakaway Solutions. This Control Could Delay or Prevent a Change in Corporate Control That Stockholders May Believe Will Improve Management and Could Depress Our Stock Price Because Purchasers Cannot Acquire a Controlling Interest

      Our executive officers, directors and stockholders who beneficially own more than 5.0% of our stock, in the aggregate beneficially own shares representing approximately 75.2% of our capital stock. As a result, these persons, acting together, will be able to control all matters submitted to our stockholders for approval and to control our management and affairs. For example, these persons, acting together, will control the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This control could have the effect of delaying or preventing a change of control of Breakaway that stockholders may believe would result in better management. In addition, this control could depress our stock price because purchasers will not be able to acquire a controlling interest in Breakaway.

Our Stock Price Could be Adversely Affected by Shares Becoming Available for
Sale

      Upon the expiration of lock-up agreements with many of our stockholders in April 2000, and as the availability of exemptions from registration afforded by Rules 144 of the Securities Act of 1933 become available. Sales of a substantial number of shares of our common stock in the public market after this offering could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

We Are at Risk of Securities Class Action Litigation Which Could Result in Substantial Costs and Divert Management's Attention and Resources

      In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources.

We Have Antitakeover Defenses That Could Delay or Prevent an Acquisition and Could Adversely Affect the Price of Our Common Stock

      Provisions of our certificate of incorporation and bylaws and provisions of Delaware law could delay, defer or prevent an acquisition or change of control of Breakaway Solutions or otherwise adversely affect the price of our common stock. For example, our board of directors is staggered in three classes, so that only one-third of the directors can be replaced at any annual meeting. Additionally, our bylaws limit the ability of stockholders to call a special meeting. Our certificate of incorporation also permits our board to issue shares of preferred stock without stockholder approval. In addition to delaying or preventing an acquisition, the issuance of a substantial number of preferred shares could adversely affect the price of the common stock.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not Applicable.

                           PART II. OTHER INFORMATION

ITEMS 1, 3 AND 5 - Not Applicable

ITEM 2. See notes 1, 4 and 5 to the Notes to the Consolidated Financial Statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 8, 1999, the holders of the Company's capital stock approved an amendment to the Company's Amended and Restated Certificate of Incorporation to provide for:

      o an increase in the number of authorized shares of Common Stock to 100,000,000 shares;

      o an increase in the number of authorized shares of Preferred Stock to 5,000,000 shares;

      o the indemnification of, and limitation of liability of, officers and directors of the Company under certain circumstances;

      o the elimination of all references to the terms of the Series A Preferred Stock and the Series B Preferred Stock,

      o the designation by the board of directors of the Company, without further stockholder action, of one or more series of the Company's Preferred Stock having the powers, preferences, rights, qualifications, limitations and restrictions determined by the board of directors;

      o     the classification of the board of directors into three classes;

      o a provision that the stockholders may not take action by written consent and may not call special meetings of stockholders;

      o certain procedures for the introduction of business at stockholders' meetings;

      o a vote of at least two-thirds of the outstanding stock is necessary to remove directors for cause;

      o a vote of at least seventy-five percent of the outstanding stock of the Company is necessary to change the foregoing provisions;

      o     approval of the Amended and Restated By-Laws of the Company;

      o     the election of the following individuals to the board of directors:

                  Christopher H. Greendale
                  Gordon Brooks
                  Walter W. Buckley, III
                  Frank Selldorff;

In addition, the Stockholders approved the 1999 Stock Incentive Plan and the 1999 Employee Stock Purchase Plan.

ITEM 5.     OTHER INFORMATION

On October 5, 1999 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File number 333-83343), relating to the initial public offering of the Company's Common Stock, $0.000125 par value. The proceeds to the Company, net of underwriting discounts and costs, was approximately $39.6 million.

On October 6, 1999, the Company's Common Stock began trading on the Nasdaq National Market under the ticker symbol "BWAY."

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A.          Exhibits

            10.1 Lease Agreement, dated October 1999, by and between the Company and East Office Operating Limited Partnership, relating to a the premises located at World Trade Center East, Boston, Massachusetts.

            27.1 Financial Data Schedule (nine months ended September 30, 1999)

B.          Reports on Form 8-K

            Not Applicable

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BREAKAWAY SOLUTIONS, INC.


Date: November 15, 1999             By: /s/ Kevin Comerford
                                        --------------------------------------
                                    Name:  Kevin Comerford
                                    Title: Vice President, Administration,
                                             Chief Financial Officer, Treasurer,
                                             (Principal Financial Officer and
                                             Principal Accounting Officer), and
                                             Secretary