Form 10-Q/A
period 1999-09-30
BREAKAWAY SOLUTIONS INC
filed 1999-12-01
CIK 1076643

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-Q/A


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR


| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                            BREAKAWAY SOLUTIONS, INC.
                                   FORM 10-Q/A
                                TABLE OF CONTENTS
                               SEPTEMBER 30, 1999

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            BREAKAWAY SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                 December 31,  September 30,
                                                                                     1998           1999
                                                                                                (Unaudited)
                                     Assets
Current assets:
   Cash and cash equivalents                                                     $    16,954    $ 7,747,165
   Accounts receivable, net of allowance for doubtful accounts of $131,000 and
      $225,000 in 1998 and 1999, respectively                                      1,445,994      4,790,175
   Unbilled revenues on contracts                                                    625,609      3,741,704
   Prepaid expenses                                                                   46,211      1,741,716
   Deferred offering costs                                                                --      2,768,717
   Advances to employees                                                              13,273        566,759
                                                                                 --------------------------
      Total current assets                                                         2,148,041     21,356,236
Property and equipment, net                                                          553,566      4,465,033
Intangible assets                                                                         --     13,731,600
Other assets                                                                          40,877        274,641
                                                                                 --------------------------
      Total assets                                                               $ 2,742,484    $39,827,510
                                                                                 ==========================

                      Liabilities and Stockholders' Equity
Current liabilities:
   Line of credit                                                                $   425,743             --
   Due to stockholders - current portion                                                  --    $   625,000
   Notes payable                                                                          --        110,885
   Capital lease obligation-current portion                                          148,391             --
   Accounts payable                                                                  814,074      3,531,310
   Accrued compensation and related benefits                                         178,191      1,581,162
   Accrued expenses                                                                       --      3,965,977
   Deferred revenue on contracts                                                     196,225        117,523
   Deferred tax liability-current portion                                                 --        188,750
                                                                                 --------------------------
      Total current liabilities                                                    1,762,624     10,120,607
Due to stockholders - long-term portion                                                   --      1,587,527
Capital lease obligation-long-term portion                                            67,040         45,833
Deferred tax liability                                                                    --        566,250
                                                                                 --------------------------
      Total long-term liabilities                                                     67,040      2,199,610
                                                                                 --------------------------
      Total liabilities                                                            1,829,664     12,320,217
                                                                                 --------------------------
Commitments and contingencies
Stockholders' equity:
   Series A preferred stock $.0001 par value, 5,853,000 shares authorized, none issued and outstanding in 1998 and 5,853,000 shares issued and
      outstanding in 1999 (liquidation preference of $8,291,945)                          --            585
   Series B preferred stock $.0001 par value, 3,078,065 shares authorized,
      2,931,849 shares issued and outstanding in 1999 (liquidation
      preference of $19,057,018)                                                          --            293
   Common stock $.000125 par value, 80,000,000 shares authorized, 7,680,000 shares issued in 1998 and 8,409,198 shares issued in 1999, 6,124,800
      and 6,853,998 shares outstanding in 1998 and 1999, respectively                    960          1,049
   Additional paid-in capital                                                             --     34,759,778
   Less: deferred compensation                                                            --       (271,042)
   Less: Treasury stock, at cost                                                         (32)           (32)
   Retained earnings (deficit)                                                       911,892     (6,983,338)
                                                                                 --------------------------
      Total stockholders' equity                                                     912,820     27,507,293
                                                                                 --------------------------
      Total liabilities and stockholders' equity                                 $ 2,742,484    $39,827,510
                                                                                 ==========================


           See accompanying notes to consolidated financial statements

                            BREAKAWAY SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                         Three months ended               Nine months ended
                                                            September 30,                    September 30
                                                            -------------                    ------------

                                                         1998            1999            1998           1999
Revenues                                              $2,749,852     $ 7,180,772      $7,478,539    $14,743,582
Operating expenses:
     Project personnel costs                           1,480,838       3,420,920       4,076,441      7,038,220
     Selling, general and administrative expenses      1,561,325       8,260,831       3,338,381     14,722,350
                                                      ----------     -----------      ----------    -----------
        Total operating expenses                       3,042,163      11,681,751       7,414,822     21,760,570
                                                      ----------     -----------      ----------    -----------

     Income (loss) from operations                      (292,311)     (4,500,979)         63,717     (7,016,988)

     Other income (expense):
     Other income                                        160,000           7,045         160,000             24
     Interest income                                       3,514         128,926              58        188,436
     Interest expense                                     (4,777)       (100,870)             --       (154,810)

        Total other income                               158,737          35,101         160,058         33,650

        Net income (loss)                             $ (133,574)    $(4,465,878)      $ 223,775    $(6,983,338)
                                                      ----------     -----------       ---------    -----------
                                                      ----------     -----------       ---------    -----------

Net income (loss) per share -basic and diluted            $(0.02)         $(0.65)          $0.04         $(1.31)
Weighted average common shares outstanding             6,124,800       6,848,956       6,124,800      5,349,475

Pro forma information:
     Income (loss) before taxes, as reported            (133,574)                        223,775
     Pro forma income taxes (benefit)                    (45,415)                         89,510
                                                      ----------     -----------      ----------    -----------
        Pro forma net income (loss)                      (88,159)                        134,265
                                                      ==========     ===========      ==========    ===========
     Pro forma net income (loss) per share - basic
      and diluted                                          (0.01)                           0.02
     Pro forma weighted average common shares
      outstanding                                      6,124,800                       6,124,800


           See accompanying notes to consolidated financial statements

                            BREAKAWAY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Nine months ended
                                                                                   September 30,
                                                                                   -------------

                                                                                1998            1999
                                                                                ----            ----
                                                                                    (Unaudited)
Net income (loss)                                                              $223,775     $(6,983,338)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation expense                                                         230,700         675,113
   Amortization expense                                                              --       1,205,954
   Compensation expense for issuance of common stock options                         --         223,050
   Changes in operating assets and liabilities, net of
      impact of acquisition of businesses:
      Accounts receivable                                                    (1,133,301)     (2,412,228)
      Unbilled revenues on contracts                                           (103,446)     (3,116,095)

      Prepaid and other assets                                                      448      (1,976,766)
      Accounts payable                                                          429,553       2,519,413
      Accrued compensation and related benefits                                  89,897       1,287,418
      Accrued expenses                                                               --       3,221,666
      Deferred revenue on contracts                                              47,391         (78,702)
                                                                             --------------------------
        Net cash used in operating activities                                  (214,983)     (5,434,515)

Cash flows from investing activities:
      Cash paid for acquired businesses net of cash acquired                         --      (2,103,165)
      Purchases of property and equipment                                      (316,233)     (3,939,268)
                                                                             --------------------------
        Net cash used in investing activities                                  (316,233)     (6,042,433)
                                                                             --------------------------
Cash flows from financing activities:
   Proceeds from issuance of preferred stock                                         --      23,288,514
   Proceeds from exercise of stock options                                           --         507,250
   Increase in deferred offering costs                                               --      (2,768,717)
   Proceeds from notes payable to stockholder                                        --       4,000,000
   Notes payable to stockholder                                                      --         (37,530)
   Repurchase and retirement of common stock                                         --      (4,468,980)
   Advances to employees                                                        (30,092)       (553,486)
   Payments on current portion of long-term debt                                (10,417)       (141,629)
   Distribution to stockholders                                                (434,843)             --
   Proceeds from (repayments of) credit line                                    330,000        (425,743)
   Increase in other assets                                                     (31,279)             --
   Repurchase of treasury stock                                                      (6)             --
   Payments of capital lease obligations                                        163,166        (192,520)
                                                                              -------------------------
        Net cash (used in) provided by financing activities                    (343,471)     19,207,159
                                                                              -------------------------
        Net (decrease) increase in cash and cash equivalents                   (874,687)      7,730,211
                                                                              -------------------------
Cash and cash equivalents at beginning of period                                879,136          16,954
                                                                              -------------------------
Cash and cash equivalents at end of period                                       $4,449      $7,747,165
                                                                              -------------------------

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                       $11,114         $98,927
                                                                              ---------      ----------
                                                                              ---------      ----------
   Conversion of notes payable and accrued interest to
    stockholder for common stock                                                     --      $4,053,425
                                                                              ---------      ----------
                                                                              ---------      ----------
Supplemental disclosures of non-cash investing and financing activities:
      Capital lease obligations                                               $(166,834)        $99,849
                                                                              -------------------------
   Issuance of common stock in connection with acquisition
      of businesses                                                                  --      $9,192,785

Acquisition of businesses:
   Assets acquired                                                                           16,358,192
   Liabilities assumed and issued                                                            (4,298,840)
   Common stock and stock options issued                                                     (9,956,187)
                                                                              =========================
Net cash paid for acquisition of businesses                                                 $(2,103,165)


           See accompanying notes to consolidated financial statements

                            BREAKAWAY SOLUTIONS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    Basis of Presentation


      The accompanying unaudited consolidated financial statements have been prepared by Breakaway Solutions, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-83343). The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 1998 and 1999 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Net Income (Loss) Per Share

      In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), EARNINGS PER SHARE. SFAS 128 requires the presentation of basic and diluted net income (loss) per share for all periods presented. There are no common stock equivalents outstanding in 1998. As the Company has been in a net loss position for the three and nine months ended September 30, 1999 common stock equivalents of 1,395,307 for the three months ended September 30, 1999 and 991,401 for the nine months ended September 30, 1999 were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share, and has not been presented separately.

Stock Split

      In July 1999 the Board of Directors approved an increase in the number of authorized common shares from 20,000,000 to 80,000,000, and in September 1999 approved a four-for-five stock split which became effective on October 5, 1999. All share data shown in the accompanying consolidated financial statements have been retroactively restated to reflect this stock split.



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


            The results of operations of the acquisitions have been included in the unaudited consolidated financial statements from their respective dates of acquisition. The excess of the purchase price and expenses associated with each acquisition over the estimated fair value of the net assets acquired has been recorded as intangible assets. Such costs are being amortized on a straight-line basis over three to five years, the period expected to be benefited.


            The following unaudited pro forma results of operations give effect to the acquisitions as if the transactions had occurred as of January 1, 1998. Such pro forma financial information reflects certain adjustments, including amortization of intangibles, interest expense, income tax effects and an increase in the weighted average shares outstanding. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place as of January 1, 1998 and is not necessarily indicative of results that may be obtained in the future.



                                                                 Nine Months Ended
                                                                   September 30,
                                                             -------------------------
                                                                1998          1999
                                                                ----          ----
            Revenues                                          9,390,780    16,712,009
            Net loss                                         (1,337,264)   (5,430,425)
            Net loss per share                                    (0.15)        (0.84)
            Weighted average shares outstanding               8,884,955     6,502,128


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


5.    Initial Public Offering

      On October 5, 1999 the Company issued 3,450,000 shares of its common stock (450,000 shares of which represented the underwriters exercise of its overallotment option), $0.000125 par value per share, for proceeds of approximately $43,700,000 (net of underwriting discounts, commissions and expenses). The Company intends to use the proceeds for working capital and other general corporate purposes.




6.    Income Taxes (Unaudited)

      Effective January 1, 1999, the Company terminated its S Corporation election and is subject to corporate-level federal and certain state income taxes. Upon termination of the S Corporation status, deferred income taxes are recorded for the tax effect of cumulative temporary differences between the financial reporting and tax bases of certain assets and liabilities; primarily deferred revenue that must be recognized currently for tax purposes, accrued expenses that are not currently deductible, cumulative differences between tax depreciation and financial reporting allowances, and the impact of the conversion from the cash method to the accrual method of reporting for tax purposes.

      Pro forma income tax expense (benefit), assuming the Company had been a C Corporation and applying the tax laws in effect during the periods presented would have been as follows for the three and nine months ended September 30, 1998:




                                Three months ended           Nine months ended
                                  September 30,                September 30,
                              ----------------------       ---------------------
                                1998        1999            1998        1999
                                ----        ----            ----        ----
Federal tax (benefit)         (45,415)                     76,084
State taxes, net of federal        --                      13,426
                              -------    ----------        ------    ----------
                              (45,415)                     89,510
                              =======    ==========        ======    ==========




      As of September 30, 1999, as a result of the acquisitions of Applica Corporation, WPL Laboratories, Inc., and Web Yes, Inc., the Company has recorded a net tax liability of $755,000. The net deferred tax liability is primarily attributable to liabilities arising from cash-to-accrual conversion and the recording of certain intangible assets offset by assets relating to net operating losses.

7.    Stock Plans

      (a) 1999 Stock Incentive Plan

      The 1999 Stock Incentive Plan was adopted by the board of directors on July 15, 1999. The 1999 plan is intended to replace the 1998 plan. Up to 4,800,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 1999 plan.

      The 1999 plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards.

      (b) 1999 Employee Stock Purchase Plan

      The 1999 Employee Stock Purchase Plan was adopted by the board of directors on July 15, 1999. The purchase plan authorizes the issuance of up to a total of 400,000 shares of common stock to participating employees.

      The following employees, including directors who are employees and employees of any participating subsidiaries, are eligible to participate in the purchase plan

      - Employees who are customarily employed for more than 20 hours per week and for more than five months per year; and

      - Employees employed for at least one month prior to enrolling in the purchase plan.

      Employees who would immediately after the grant own 5% or more of the total combined voting power or value of the Company's stock or any subsidiary are not eligible to participate.

8.    Operating Segments

      Historically, the Company has operated in a single segment. With the acquisitions of Applica Corporation and Web Yes, Inc., the Company expanded its operations to include a second segment, application and web hosting. Revenues from application and web hosting services amounted to $700,000 for the three and nine months ended September 30, 1999. Total assets related to the application and web hosting business are approximately $6,300,000 as of September 30, 1999, of which approximately $5,500,000 represents intangible assets.

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

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998



      Revenues. Revenues for the three months ended September 30, 1999 increased by $4.5 million, or 166.7%, to $7.2 million from $2.7 million for the three months ended September 30, 1998. The increase was due primarily to additional service offerings in strategy, eCRM, and Internet, and the new addition of our hosting line of business which gave us a greater market presence. Additionally, we expanded geographically which increased our US market presence. We were in a better position to meet that demand due to increased hiring for all of our service offerings. Revenues for our hosting line of business were $0.7 million for the three months ended September 30, 1999 which increased from a negligible amount for the three months ended September 30, 1998.

      Project personnel costs. Project personnel costs for the three months ended September 30, 1999 increased by $1.9 million, or 126.7%, to $3.4 million from $1.5 million for the three months ended September 30, 1998. Project personnel costs represented 47.6% of revenues for the three months ended September 30, 1999, as compared to 53.8% of revenues for the three months ended September 30, 1998. The increase in absolute dollars was due primarily to an increase in the number of employees hired to perform the client services delivered. Project personnel costs decreased as a percentage of revenues for the three months ended September 30, 1999 due primarily to an increase in the average hourly billable rate of our professionals over the comparable period in 1998 and, to a lesser extent, due to an increase in average employee utilization rate.


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


      Project personnel costs. Project personnel costs for the nine months ended September 30, 1999 increased by $2.9 million, or 70.7%, to $7.0 million from $4.1 million for the nine months ended September 30, 1998. Project personnel costs represented 47.7% of revenues for the nine months ended September 30, 1999, as compared to 54.5% of revenues for the nine months ended September 30, 1998. The increase in absolute dollars was due primarily to an increase in the number of employees hired to perform the client services delivered. Project personnel costs decreased as a percentage of revenues for the nine months ended September 30, 1999 due primarily to an increase in the average hourly billable rate of our professionals over the comparable period in 1998 and, to a lesser extent, due to an increase in average employee utilization rate.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 1999 increased by $11.4 million, or 345.5%, to $14.7 million from $3.3 million for the nine months ended September 30, 1998. As a percentage of revenues, selling, general and administrative expenses increased from 44.6% in the 1998 period to 99.9% in the 1999 period. The increase in 1999 was due primarily to increases in personnel-related expenses to support increased administrative employees, outside professional fees for recruiting, the recruiting and hiring of a senior executive management team, the hiring of dedicated sales and marketing employees, a brand name marketing campaign, the investment in our hosting service line infrastructure, and the opening of a new regional office in Dallas.

      Interest income, net. Interest income, net, for the nine months ended September 30, 1999 increased to $33,600 from a negligible amount for the nine months ended September 30, 1998. The increase in 1999 was due primarily to interest income earned on the invested portion of proceeds from our preferred stock financings in January 1999 and July 1999.


Liquidity and Capital Resources

      From inception through December 31, 1998, we funded our operations primarily through cash provided by operations and a line of credit. In 1999 we have funded our operations through the issuance of preferred stock and, to a lesser extent, through a line of credit and equipment leases.



      At December 31, 1998, our cash balance was $17,000. Our cash balance was $7.7 million at September 30, 1999. Our working capital was $385,000 at December 31, 1998 and $11.2 million at September 30, 1999.

      Our operating activities used cash of $215,000 and $5.5 million in the nine months ended September 30, 1998 and 1999, respectively. The increase in cash used in 1999 primarily resulted from costs we incurred in connection with hiring a new management team and implementing a new business model. In addition, we experienced an increase in our receivables resulting from both increased days outstanding and the extended payment terms of fixed-fee contracts which we entered into accounted for approximately 40% of our revenue for the period. The continued increase in cash used in operating activities for the nine months ended September 30, 1999 resulted from continued recruiting and hiring costs, and building our sales and marketing capabilities.

      We used cash for capital expenditures of $316,000 and $3.9 million in the nine months ended September 30, 1998 and 1999, respectively. These expenditures were primarily for computer equipment, telecommunications equipment and furniture and fixtures to support our growth, and to build our application hosting capabilities. In addition, in the first nine months of 1999, we used $2.1 million in cash for acquired businesses.



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



      In October 1999, we consummated an initial public offering and issued 3,450,000 shares of common stock for approximately $43.7 million, net of underwriter's discounts, commissions and expenses. We intend to use the proceeds for working capital and other general corporate purposes.



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



      o We have completed the inventory of hardware and software at all of our locations and have determined that all of the inventoried hardware and software which we believe have a significant impact on our daily operations are year 2000 ready or can be made ready with minimal changes or replacements, based on our vendors' web site certification statements and commercially available year 2000 testing products; and have determined that such operations are Year 2000 ready.



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



      Costs. To date, we have not incurred material expenses in connection with our year 2000 readiness program. We may need to purchase replacement products, hire additional consultants or other third parties to assist us, although we do not currently expect that we will need to take such steps. We currently estimate that the cost of our year 2000-readiness program will be approximately $100,000. This amount includes internal labor costs, legal and outside consulting costs and additional hardware and software purchases. We expect that we will refine this estimate as we complete the final phase of our year 2000 readiness program.



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

Our Stock Price Could be Adversely Affected by Shares Becoming Available for
Sale

      Upon the expiration of lock-up agreements with many of our stockholders in April 2000, and as the availability of exemptions from registration afforded by Rules 144 of the Securities Act of 1933 become available sales of a substantial number of shares of our common stock in the public market after this offering could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

      o     the election of the following individuals to the board of directors:

                  Christopher H. Greendale
                  Gordon Brooks
                  Walter W. Buckley, III; and
                  Frank Selldorff.

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

On October 6, 1999, the Company's Common Stock began trading on the Nasdaq National Market under the ticker symbol "BWAY."

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A.          Exhibits

            10.1 Lease Agreement dated as of October 7, 1999, by and between the Company and East Office Operating Limited Partnership, relating to the premises located at World Trade Center East, Boston, Massachusetts.

            27.1 Financial Data Schedule (nine months ended September 30, 1999).

B.          Reports on Form 8-K

            Not Applicable

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BREAKAWAY SOLUTIONS, INC.



Date: December 1, 1999              By: /s/ Kevin Comerford
                                        --------------------------------------
                                    Name:  Kevin Comerford
                                    Title: Vice President, Administration,
                                             Chief Financial Officer, Treasurer,
                                             (Principal Financial Officer and
                                             Principal Accounting Officer), and
                                             Secretary