Form 10-K405
period 1999-12-31
BREAKAWAY SOLUTIONS INC
filed 2000-03-31
CIK 1076643

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 000-27269

                           BREAKAWAY SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                        04-3285165
        (State or Other Jurisdiction of                         (I.R.S. Employer
        Incorporation or Organization)                         Identification No.)

                50 ROWES WHARF                                        02110
             BOSTON, MASSACHUSETTS                                 (Zip Code)
   (Address of Principal Executive Offices)

                            ------------------------

                                 (617) 960-3400
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.000125 par value per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X   No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 20, 2000, the aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant was approximately $2.0 billion (reference is made to Part II, Item 5 of this Annual Report on Form 10-K for a statement of assumptions upon which this calculation is based). As of that date, there were outstanding 17,563,365 shares of the Registrant's common stock, $.000125 par value per share. The Registrant has no shares of non-voting common stock authorized or outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders scheduled to be held on May 11, 2000 (the "2000 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999, are incorporated by reference into
Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2000 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Risk Factors" and elsewhere in this Annual Report on Form 10-K. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. We do not assume any obligation to update any of the forward-looking statements we make.

                           BREAKAWAY SOLUTIONS, INC.
                                   FORM 10-K
                                 ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART 1

        ITEM                                                                            PAGE
---------------------                                                                 --------
     1                  Business....................................................      1
     2                  Properties..................................................     10
     3                  Legal Proceedings...........................................     10
     4                  Submission of Matters to a Vote of Security Holders.........     11
                        Executive Officers of the Registrant........................     11

                                                  PART II

     5                  Market for Registrant's Common Stock and Related Stockholder
                        Matter......................................................     13
     6                  Selected Consolidated Financial Data........................     13
     7                  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     15
    7A                  Quantitative and Qualitative Disclosures about Market
                        Risk........................................................     21
     8                  Financial Statements and Supplementary Data.................     22
     9                  Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     52

                                                  PART III

    10                  Directors and Executive Officers of the Registrant..........     52
    11                  Executive Compensation......................................     52
    12                  Security Ownership of Certain Beneficial Owners and
                        Management..................................................     53
    13                  Certain Relationships and Related Transactions..............     53

                                                  PART IV

    14                  Exhibits, Financial Statement Schedules, and Reports on Form
                        8-K.........................................................     53

                                     PART I

ITEM 1
  BUSINESS

OVERVIEW

    We are a full service provider of e-business solutions that allow growing enterprises to capitalize on the power of the Internet to reach and support customers and markets. Growing enterprise clients often face significant obstacles in capitalizing on this opportunity because of technological complexity, the costs and time required for implementation and support and the scarcity of qualified professionals. We enable our growing enterprise clients to overcome these obstacles by combining high quality, cost effective Internet professional services with application hosting to deliver sophisticated e-business solutions that otherwise might be unavailable to them.

    There are five key elements of our approach to delivering e-business solutions:

    - our proprietary Breakthrough Methodology enables us to develop rapid, cost-effective, e-business solutions that we design to maximize our client's return on their technology investments and provide our clients with a sustainable business model and a competitive advantage;

    - we concentrate on the development of our e-business solutions at centralized Breakaway Solution Centers where our highly skilled information technology professionals collaborate to develop solutions more rapidly and cost effectively than would be possible if such professionals were geographically dispersed;

    - in order to maintain close contact with our clients, we deliver the solutions developed at our Breakaway Solution Centers through small groups of senior personnel at our regional offices located strategically throughout the United States;

    - we have a dedicated group of professionals--the Breakaway Knowledge Innovation Team--that captures and disseminates our intellectual capital throughout our organization and across client engagements; and

    - we offer global application hosting capabilities for both packaged and customized e-business solutions, allowing us to provide complementary, high quality hosting and application level support services as part of our full service offering.

    In January 2000, we entered into a definitive agreement to acquire Eggrock Partners, Inc. in an all-stock merger transaction. Eggrock is a full service consulting and service integration firm that focuses on delivering customer-centered e-business solutions to emerging enterprises. Eggrock assists growing companies in selecting and implementing software applications that will allow companies to operate their business more effectively through use of the Internet. We anticipate closing the transaction on March 31, 2000. We believe that this acquisition will enhance and expand our client base, geographic presence and our ability to provide strategy and e-business solutions to our customers. As merger consideration, we will issue approximately 6,176,379 shares of common stock and assume approximately 1,095,621 outstanding options.

    In February 2000, we acquired DataCyr Corporation. DataCyr develops and markets software designed to allow enterprises to seamlessly move and transform data from multiple incompatible sources to common databases. We believe that this acquisition will enhance our ability to link our clients' legacy systems to their Web based systems. We issued 110,000 shares of our common stock to acquire DataCyr.

    Including Eggrock, we employ over 430 professionals who provide strategy solutions, e-business solutions and application hosting services. Also, we offer services through eleven regional offices located in Boca Raton, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, Philadelphia,

Redwood Shores, Washington, D.C. and London, England and develop e-business solutions at Eggrock and our six Breakaway Solution Centers located in Boca Raton, Boston, Minneapolis, Philadelphia, Dallas and Redwood Shores. We provide application hosting solutions through facilities in North America, Europe, Asia and Australia. Our clients include Circles, Commonwealth Financial Network, eRisks, iTurf, Kemper, Plan Sponsor Exchange, StarCite.com, Sun Microsystems and VerticalNet.

INDUSTRY BACKGROUND

OVERVIEW

    Businesses today are using the Internet to create new revenue opportunities by enhancing their interactions with new and existing customers. Businesses are also using the Internet to increase efficiency in their operations through improved communications, both internally and with suppliers and other business partners. This emerging business use of the Internet encompasses both business-to-business and business-to-consumer communications and transactions.

    The projected growth of these markets over the next five years is dramatic, particularly in business-to-business e-commerce. The GartnerGroup, an independent research firm, projects that the volume of nonfinancial goods and services sold through business-to-business e-commerce will reach $7.29 trillion worldwide by 2004. In order to capitalize fully on the new opportunities presented by the Internet, businesses demand Internet-based applications that process transactions and deliver information far more effectively than static Web pages.

CHALLENGES FOR GROWING ENTERPRISES

    The extensive reach of the Internet can enable growing enterprises to compete effectively with larger competitors. However, growing enterprises face significant challenges in their efforts to capitalize on the opportunities that the Internet offers, including:

    - the need to clearly articulate an integrated business and technology strategy;

    - the need to rapidly and successfully develop and implement a successful and sustainable business before the competition;

    - the need to be aware of and implement and stay abreast of new and rapidly changing technologies, frequently without the benefit of a substantial internal information technology staff;

    - significant integration and interoperability issues caused by the patchwork of legacy systems that businesses often implemented without a focused information technology strategy;

    - greater budgetary constraints than large enterprises, making purchase price, total cost of ownership and technological obsolescence key issues; and

    - the need to maintain significant technological infrastructure and to support e-business applications 24 hours a day, seven days a week.

    We believe that the needs of growing enterprises will make them a significant factor in the overall market for Internet services. International Data Corporation, an independent research firm, defines Internet services as the consulting, design, systems integration, support, management and outsourcing services associated with the development, deployment and management of Internet sites. International Data Corporation expects the worldwide market for these services, which includes both growing and other enterprises, to grow at a five year compounded annual growth rate of 59% from $7.8 billion in 1998 to $78.5 billion in 2003.

    Large companies which provide services to assist businesses in using information technology, including the Internet, have primarily focused their service offerings on large enterprises, such as Fortune 500 companies, while generally ignoring growing enterprises and their unique needs. These traditional service providers tend to operate by deploying large numbers of personnel to the client's site to conduct lengthy studies before proposing a solution. We believe that this approach does not yield effective solutions within the time and budgetary constraints of growing enterprises. According to Forrester Research, 75% of companies surveyed prefer not to utilize traditional management consultants because these firms do not understand their e-business strategy needs.

    On the other hand, many boutique information technology service providers that direct their offerings to growing enterprises do not offer a comprehensive suite of services. They also frequently lack the financial resources and employees to take on full service projects or to provide follow-up support and training. Moreover, resource limitations often prevent small service providers from investing in internal training and research and development, which we believe are critical to the development of innovative solutions and for the cost-effective provision of services.

    Growing enterprises need to get to market very quickly and often lack internal information technology resources. Accordingly, they increasingly demand a single source provider of strategy, systems integration, hosting and support that is focused on their specific needs. We believe that neither traditional information technology service providers nor boutique providers currently meet this demand.

THE BREAKAWAY SOLUTION

    We have specifically tailored our service offerings for growing enterprises seeking rapid delivery of cost-effective, high value-added, comprehensive solutions for their e-business initiatives. Our services consist of strategy solutions, e-business solutions and application hosting. By offering a seamless integration of these services, we are a full service provider of e-business solutions for growing enterprises. We deliver our services using five innovative business processes:

    - BREAKAWAY BREAKTHROUGH METHODOLOGY. This methodology divides each client engagement into discrete phases. In the first phase, we work closely with the client to define measurable business objectives and develop a strategy to achieve these objectives. We then determine how the client can use information technology solutions to implement this strategy. Based on this determination, we define the scope of the solution and help our client to visualize the proposed solution by creating a prototype that incorporates the elements of the solution for our client's customers to see and use. In the next phase, we identify milestones for the project and establish how our client can best measure whether the project has met its objectives. After we define the scope of the project and identify milestones, we design, develop and implement the solution. We then assist the client in employee training and in assimilating the changes created by the solution. Finally, we sustain our client relationships by monitoring and reassessing their needs on an ongoing basis, reinnovating their sites and applications as their business models continue to evolve over time.

    - BREAKAWAY SOLUTION CENTERS. We develop our e-business solutions at centralized facilities, known as Breakaway Solution Centers, in Boston, Philadelphia, Dallas and Redwood Shores. With the prospective addition of Eggrock, we have Solution Centers in Boca Raton and Minneapolis as well. We believe that by concentrating resources at a few sites where highly skilled and experienced information technology professionals work together, we greatly facilitate the sharing of knowledge and implementation of best practices. We typically perform development work at our Solution Centers, which substantially reduces the costs and inefficiencies associated with travel to client sites. This approach also reduces the disruption of the client's business that frequently occurs when a large number of consultants visit the client's site.

    - BREAKAWAY REGIONAL DELIVERY. We deliver the solutions which we develop at our Breakaway Solution Centers through regional offices located strategically throughout the United States. We staff these offices with small groups of senior delivery personnel who establish close working relationships with clients in the region. Using this approach, we are able to place senior professionals near our clients while still providing the client with the efficiencies of centralized solution development.

    - BREAKAWAY INTEGRATED APPLICATION HOSTING. Unlike most providers of information technology consulting and systems integration services, we offer application hosting services for e-business solutions. We believe that this capability allows us to help our clients implement and operate solutions more quickly and cost-effectively than service providers who do not offer application hosting services.

    - BREAKAWAY KNOWLEDGE INNOVATION TEAM. We have created a team, staffed with senior information technology professionals, that develops and deploys intellectual capital throughout Breakaway and across client engagements. The Knowledge Innovation Team monitors all of our client projects on an ongoing basis to identify best practices and innovative solutions. The team collects and refines this knowledge, then disseminates it to our professionals through our proprietary intranet portal, employee training and ongoing communications. We believe that our Knowledge Innovation Team allows us to provide our clients with high quality services quickly and in a cost-effective manner.

    We believe that our solutions provide our clients with a range of significant benefits, including:

    - BREAKAWAY SPEED. Time to market is a critical factor to the success of an e-business initiative. We believe that our approach delivers solutions to clients significantly more rapidly than traditional approaches.

    - BREAKAWAY QUALITY. The solutions that we offer are critically important to our clients' businesses. We have designed our business processes to deliver to growing enterprises solutions that we believe are of equal or superior quality to solutions provided by traditional service providers.

    - BREAKAWAY VALUE. Because growing enterprises often have limited financial resources, we seek to deliver our services in as cost effective a manner as possible. The core focus of Breakaway's Breakthrough methodology is the creation of measurable value for our clients.

BREAKAWAY STRATEGY

    Our objective is to become the leading full service provider of business-to-business e-business solutions that enable growing enterprises to increase their revenues and market share. Our strategy for achieving this objective is as follows:

    FURTHER PENETRATE THE UNDERSERVED GROWING ENTERPRISE MARKET. The growing enterprise market for e-business solutions is already a large part of the overall market for these solutions and is expanding rapidly. We believe that the companies in the growing enterprise market have different requirements from more established enterprises, particularly because they often have limited internal information technology staffs and resources. We believe this market is underserved and that growing enterprises require the services of a full service provider. We intend to continue to focus on the growing enterprise market as a full service provider of strategy, e-business and application hosting solutions.

    AGGRESSIVELY PROMOTE THE BREAKAWAY SOLUTIONS BRAND. Growing enterprises comprise a large, fragmented and geographically diverse market. To leverage our direct selling efforts and reach this market effectively, we believe it is important to build awareness of the Breakaway Solutions brand. To promote our brand, we intend to expand our corporate marketing and advertising efforts, with the specific objective of targeting senior executives of growing enterprises. Our goal is to create national recognition of Breakaway Solutions as the leading full service provider of e-business solutions that address the specific needs of growing enterprises.

    ATTRACT, TRAIN AND RETAIN HIGH QUALITY INFORMATION TECHNOLOGY
PROFESSIONALS. We believe that attracting and retaining outstanding professionals is essential to our growth. We perform the majority of our development work in our Solution Centers, which greatly limits the travel required of our professionals. We believe that extensive travel is one of the primary causes of employee turnover in our industry. Through our Solution Centers and regional offices, our employees participate in a unique culture that is entrepreneurial and promotes enterprise-wide, collaborative knowledge sharing. We believe that the combination of our lower travel requirements and unique culture helps us to attract and retain highly-skilled, experienced senior information technology professionals.

    EXPAND ALLIANCES. We have established a number of working alliances with independent software vendors and Internet technology providers. These relationships provide a range of benefits, including new sales leads, co-marketing and co-branding opportunities and discounts on software licenses. In addition, our alliances allow us to gain access to training, product support and technology developed by the companies with which we have alliances. These relationships also provide an accelerated path to developing expertise regarding hardware, software and applications. We plan to pursue alliances with both market leading companies as well as emerging companies. In all cases, we will seek alliances which provide us with the opportunity both to use applications in our solutions and to host these applications.

    EXPAND CENTRALIZED DEVELOPMENT/REGIONAL DELIVERY MODEL. Our regional office strategy enables us to place senior service delivery personnel near our clients and to better address the particular demands of local markets with field sales and field marketing professionals. Senior delivery professionals in each regional office participate in the sales process for each client and play a significant role in the design, architecting and program management of the solution for that client. We believe that it improves our responsiveness and client satisfaction by providing a single point of contact throughout our relationship with the client.

    We have recently opened a regional office in London, and we also expect to add a new Solution Center in Europe in 2000 to support our growth. Our centralized Solution Center model, complemented by our regional office network, enables us to operate more effectively and efficiently than service providers with a less centralized approach.

    PROVIDE APPLICATION HOSTING THROUGH STRATEGICALLY LOCATED LEASED
FACILITIES. We lease space from third party facilities, known as co-location facilities, for the equipment which we use for our application hosting services. We currently lease space from multiple providers at eleven co-location facilities worldwide. We believe that leasing space and related commodity services, such as uninterrupted power supplies and high speed telecommunications access, permits us to expand quickly into new markets while reducing the capital investment required for expansion. We intend to continue to pursue this approach because geographic distribution of our hosting facilities provide our clients with improved, lower cost telecommunications access as a result of the clients' proximity to the facility, reduces our network costs and increases reliability through increased diversity and redundancy.

BREAKAWAY SERVICES

    As a full service provider, we offer the following services:

    - strategy solutions;

    - e-business solutions; and

    - application hosting.

Item 7 "Management's Discussion and Analysis of Financial Condition and Result of Operations" and Note 12 to the consolidated financial statements provide a discussion of financial results of our segments.

    We deliver these services using business processes that we have designed to provide rapid, high quality and cost-effective solutions. These business processes include Breakaway's Breakthrough methodology, Breakaway Solution Centers, Breakaway Knowledge Innovation Team and Breakaway's application hosting capabilities. We believe that this combination provides our clients with the greatest value when they use all of our services on an integrated basis. We believe that we can provide our clients with particularly significant time and cost savings if we host an application that we have designed and developed for the client because of our knowledge of the client and the solution.

    The following table is a brief summary of the services which we offer in our three service categories.

BREAKAWAY STRATEGY SOLUTIONS             BREAKAWAY E-BUSINESS SOLUTIONS        BREAKAWAY APPLICATION HOSTING
------------------------------------  ------------------------------------  ------------------------------------
- e-business strategy                 - Electronic commerce transactions    - Packaged and custom application
- Business and technology alignment     systems                               hosting
- Chief Information Officer           - Community aggregation applications  - Complex Web site management
outsourcing                           - Interactive marketing               - High availability hosting
- Application portfolio management    - Content generation tools            facilities
- Industry and competitive reviews    - Site traffic analysis and           - Application performance
- Branding strategy process, known    reporting                             optimization and reporting
  as Brand Focus                      - Sales force automation              - Security services
                                      - Marketing automation                - Application maintenance and
                                      - Exchanges and Auctions              support services 24 hours per day, 7
                                      - Customer service                    days per week
                                      - Order management
                                      - Brand experience and identity
                                        development

BREAKAWAY STRATEGY SOLUTIONS

    We advise our customers on the use of e-business solutions to reach and support customers and markets. The goal of these solutions is typically the achievement of a quantifiable, sustainable competitive advantage within a short time frame. Our strategy services include analyzing the client's market, business processes, brand positioning and existing technology infrastructure, evaluating both packaged and custom alternative solutions and formulating recommendations for a solution or strategy. We provide a road map that our clients can implement immediately.

BREAKAWAY E-BUSINESS SOLUTIONS

    We develop and implement e-business applications for high transaction volume revenue generation activities. We both develop custom applications and tailor packaged applications. In developing the user interface, we focus on creating a proprietary brand experience and identity. We deliver to our clients applications that are flexible and easily scalable. Clients require flexibility so that they can easily integrate our solutions with their existing systems, upgrade solutions for technological changes and respond to developments in how business is conducted on the Internet. Scalability is critical to our clients because they often experience significant increases in transaction volume within a short time period. In many cases, we base our development work on strategy and designs that we have developed for the client in a strategy planning engagement.

BREAKAWAY APPLICATION HOSTING

    We host a variety of customized and packaged applications, including customer relationship management applications, database applications, corporate Web sites and complex transaction-intensive e-business applications. Our application hosting service enables clients to rent applications through payment of a monthly service fee instead of incurring a large one-time, initial investment. Our application hosting operations team provides active monitoring and application level support for Internet-based applications 24 hours a day, 7 days a week. These support capabilities often reduce the client's need for a large information technology staff.

    To provide our application hosting services, we operate a high availability global service delivery infrastructure with multiple hosting centers in key geographic locations. Our service delivery infrastructure is designed to provide our clients with a fast response time, reliability, scalability and security.

    According to Internet Research Group, an independent market analyst, we are now the second largest application service provider (determined by the number of contracts).

BREAKAWAY CLIENTS

    We focus our marketing and sales activity on growing enterprises. These businesses generally fit within two broad categories:

    - companies or divisions of companies that have annual sales of up to $500 million; and

    - new and emerging Internet-based businesses.

    The functionality of many of our solutions is applicable across a variety of industries. Accordingly, we provide our services to a number of types of businesses. Our clients' industries include high technology, financial services, health care and telecommunications.

    A representative list of our clients includes:

    - Advent Software

    - Citizens Financial Group

    - Cruise 411

    - eRisks.com

    - 4Anything.com

    - iTurf

    - Kemper

    - Open Systems Solutions

    - Primavera

    - SEI Investments

    - Summit Partners

    - VerticalNet

    - Circles

    - Commonwealth Financial Network

    - Enterprise Risk Solutions

    - Fidelity & Guaranty Life Insurance

    - iParts

    - JobDirect.com

    - Media Bridge Technologies

    - Plan Sponsor Exchange

    - RealtyIQ

    - StarCite.com

    - Sun Microsystems

    - Zymark

    We offer our strategy solutions and Internet solutions services on either a time and materials basis or a fixed price basis. Due to the challenges faced by growing enterprises, we work closely with our prospective clients prior to engagement to understand their business model, timing and available resources, so that we can tailor our solution to their needs.

    We provide our application hosting services for an initial set-up fee plus a monthly service fee. The monthly service fee is subject to maintaining stated service levels. Our hosting fees vary depending upon the scope of the client's requirements.

BREAKAWAY PROFESSIONAL ENVIRONMENT

    Our success depends in substantial part upon our ability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our sophisticated services. We believe that the combination of professional support, intellectual challenge, reduced travel, corporate culture and compensation we offer will continue to attract these information technology professionals.

    RECRUITING. Our recruitment department conducts its own direct recruiting efforts and coordinates informal and search firm referrals. We believe that our business model, which results in decreased travel, more interesting work, greater opportunities for professional development and a dynamic corporate culture, enhances our ability to attract top professionals.

    PROFESSIONAL DEVELOPMENT. We believe that providing our professionals with a wide variety of challenging projects and the opportunity to demonstrate ability and achieve professional advancement are keys to their retention. We create a professional development plan for each of our information technology professionals that identifies the individual's training and education objectives. We encourage all of our strategy and systems integration professionals to rotate through our strategy services, e-business solutions, and Knowledge Innovation Team groups in order to achieve exposure to the breadth of our service offerings. This policy creates a high level of intellectual challenge for our professionals and provides them with the opportunity to display their capabilities across a range of disciplines. In addition, our clients benefit from the resulting broad service experience of our professionals. We also believe that the working relationships which develop in our Solution Centers foster valuable formal and informal mentoring and knowledge sharing.

    CULTURE. Our culture is critically important to hiring and retaining information technology professionals. Our culture reflects the entrepreneurial spirit that pervades the Internet industry. Our compensation plan ties a significant portion of compensation to the achievement of both individual performance goals, team goals and company financial performance goals.

BREAKAWAY MARKETING AND SALES

    MARKETING. Our marketing goal is to generate sales opportunities by increasing the awareness among growing enterprises of the Breakaway Solutions brand. Our direct marketing activities include direct mail, targeted e-mail and seminars for senior executives of growing enterprises and other persons who make decisions about information technology investments. In addition, to heighten our public profile, we seek opportunities for our professionals to publish articles and give speeches in their respective areas of expertise through a Web-based communications portal we call our Breakaway Solutions Institute.

    SALES. Our direct sales professionals employ a consultative sales approach, working with the prospective client's senior executives to identify the client's service requirements. The service delivery professionals who are located with our sales professionals in our regional offices also participate in the sales process. Once the client has engaged us, our sales professionals maintain their relationships with the client by working collaboratively with our service professionals who are assigned to the client.

    ALLIANCES. As part of our sales and marketing efforts, we have established working relationships with a number of companies, including Cisco Systems, Clarify, Firstwave, InterNAP, Katalyst, Market Touch, Mercury Interactive, Onyx, Oracle, Silknet, Sun Microsystems and Vignette. These alliances generally entail sharing sales leads, installation services arrangements, making joint presentations, negotiating discounts on license fees or other charges and conducting similar activities. Our arrangements with many of these companies are informal and are not the subject of definitive written agreements. For those companies with whom we have written agreements, those agreements are either terminable at will by either party or terminate in one year or less. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants.

BREAKAWAY COMPETITION

    Our service offerings consist of strategy consulting, e-business solutions, implementation and application hosting. We face a high level of competition in each of these service offerings. Our competitors include consulting companies, Internet professional services firms, systems integration firms, application hosting firms and Web hosting firms. Barriers to entry in the strategy consulting and systems integration markets are low. Therefore, we expect additional competitors to enter these markets.

    STRATEGY CONSULTING. We believe that the principal competitive factors in the strategy consulting market are quality of services, technical and strategic expertise and ability to provide services in a timely and cost-effective manner. We believe that we compete successfully as to all of these competitive factors because of the strong experience and expertise of our professionals and our focus on e-business solutions. We also believe that our ability to provide consulting services in combination with systems integration and hosting provides us with a competitive advantage.

    SYSTEMS INTEGRATION. In the systems integration market, we believe that the principal competitive factors are the ability to implement high quality solutions rapidly and in a cost-effective manner in terms of both implementation and ongoing costs. Through the use of our Breakthrough methodology, Solution Centers and the Knowledge Innovation Team, we believe that we are able to provide high quality systems integration of e-business solutions on a rapid, cost-effective basis. We believe our ability to offer application hosting to systems integration clients also is a distinct competitive advantage.

    APPLICATION HOSTING. We believe that the principal competitive factors in the application hosting market are quality and reliability of service and cost. We believe that we compete effectively as to both of these factors because of:

    - the high level of expertise of our application hosting service professionals;

    - the quality, security and reliability of our application hosting infrastructure;

    - our relationships with application vendors which allow our clients to have access to packaged applications on a cost-effective basis;

    - our ability to host both complex customized applications and packaged applications; and

    - our ability to provide application hosting in combination with our sophisticated strategy consulting and systems integration services.

BREAKAWAY INTELLECTUAL PROPERTY

    We have developed proprietary methodologies, tools, processes and software in connection with delivering our services. We rely on a combination of trade secret, copyright and trademark laws to protect our proprietary rights. In particular, we require each of our employees to sign an invention and non-disclosure agreement which provides that they must maintain the confidentiality of our intellectual property and that any intellectual property which they develop while performing work for us is our property.

    We have registered the trademark "Breakaway Solutions" with the United States Patent and Trademark Office. We intend to make such other state, federal and foreign filings we believe appropriate to protect our intellectual property rights.

BREAKAWAY EMPLOYEES

    As of March 16, 2000, and including Eggrock, we had approximately 565 employees, including 431 in consulting, systems integration, regional staff and application hosting, 34 in sales and marketing and 100 in finance, administration and support. Our continued success depends on our ability to recruit, train and retain highly qualified technical, sales and managerial professionals. The competition for these professionals is intense. None of our employees is represented by a labor union, and we consider our employee relations to be good.

ITEM 2
  PROPERTIES

BREAKAWAY FACILITIES

    Our principal executive offices are located in Boston, Massachusetts. Including Eggrock, we perform professional services at several Boston-area locations and at eight other offices in the United States and at an office in London. Our facilities, including Eggrock, comprise approximately 223,800 square feet in the aggregate. In addition, we support and host e-business solutions through facilities at six locations in the United States including Eggrock, and five locations abroad. We lease all of these facilities either from month to month or pursuant to leases with remaining terms through November 2007.

    We signed a lease in October 1999 to occupy 80,070 square feet of office space at the World Trade Center East in Boston. The building is under construction, and we expect to move our permanent offices to this site in late 2000. The duration of this lease is seven years.

ITEM 3
  LEGAL PROCEEDINGS

    From time to time, we are involved in litigation that arises in the normal course of business operations. As of the date of this Annual Report on Form 10-K, we believe that the litigation to which we are a party will not have a material adverse effect on our business or results of operations.

ITEM 4
  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the fiscal year ended December 31, 1999, there were no matters submitted to a vote of security holders, through the solicitation of Proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers and their respective ages as of March 28, 2000 (unless otherwise stated), are as follows:

NAME                                             AGE              CURRENT OFFICE(S) WITH BREAKAWAY
----                                           --------   ------------------------------------------------
Gordon Brooks................................     42      President, Chief Executive Officer and Director
Kevin Comerford..............................     35      Vice President, Administration, Chief Financial
                                                          Officer, Treasurer and Secretary
Maureen Ellenberger (1)......................     44      Vice President, Chief People and Innovation
                                                          Officer
Babak Farzami................................     32      Vice President, Corporate Development
Christopher Harding..........................     35      Vice President, Worldwide Field Operations and
                                                          Alliances
Dev Ittycheria...............................     33      Vice President, Application Hosting Services
John A. Loftus...............................     38      Vice President, e-Solutions
William Loftus...............................     36      Senior Vice President, Operations
Adam Sholley.................................     40      Vice President, Chief Marketing Officer
Paul K. Stedman..............................     37      Vice President, North American Field Operations
Janet S. Tremlett............................     44      Vice President, Strategy Solutions

------------------------
(1) As of March 15, 2000, Ms. Ellenberger was President and Chief Executive Officer of Eggrock. Upon approval of our Board of Directors and consummation of our acquisition of Eggrock, Ms. Ellenberger will become an executive officer of Breakaway.

    Each officer serves at the discretion of our board of directors and holds office until his successor is elected and qualified or until his earlier resignation or removal. John A. Loftus and William Loftus are brothers, and each of them serves as an executive officer of Breakaway.

    GORDON BROOKS has served as our President and Chief Executive Officer since October 1998 and as a member of our board of directors since January 1999. From June 1991 to September 1998, Mr. Brooks served as Senior Vice President, Sales, Field Marketing and Operations of Cambridge Technology Partners (Massachusetts), Inc., an international management consulting and systems integration company.

    KEVIN COMERFORD has served as our Vice President, Administration, Chief Financial Officer, Treasurer and Secretary since June 1998. From April 1998 through May 1998, Mr. Comerford was engaged as an independent management consultant. In March 1993, Mr. Comerford co-founded Boston Sales
Automation, Inc., an enterprise resource planning systems integrator where he served in various capacities through March 1998. Mr. Comerford is a Certified Public Accountant.

    MAUREEN ELLENBERGER will become our Vice President, Chief People and Innovation Officer upon approval of our board of directors and consummation of the merger of Eggrock with a wholly owned subsidiary of Breakaway. From August 1997 to the date the merger is consummated, Ms. Ellenberger has served as President and Chief Executive Officer of Eggrock. From 1993 to July 1997,
Ms. Ellenberger served in various capacities at Cambridge Technology Partners, most recently as Southeast Regional Business Manager and Group Manager of the Innovations Group.

    BABAK FARZAMI has served as our Vice President, Corporate Development since our acquisition of Applica Corporation, a New York-based application hosting service provider in March 1999. From December 1998 through March 1999,
Mr. Farzami served as chairman of the board of directors of Applica.
Mr. Farzami served as Director of Technology, Data Communications of AT&T Local Services, a telecommunications enterprise, from July 1998 through November 1998. From 1993 to

June 1998, Mr. Farzami served in various capacities at Teleport Communications Group, a telecommunications services provider, most recently as Director of Technology, Data Services.

    CHRISTOPHER HARDING has served as our Vice President, Worldwide Field Operations and Alliances since March 2000. From March 1999 through March 2000, Mr. Harding served as our Vice President, Field Operations. From 1992 to February 1999, Mr. Harding served in various capacities at Cambridge Technology Partners, most recently as Vice President of Sales and Field Marketing.

    DEV ITTYCHERIA has served as our Vice President, Application Hosting Services since our acquisition of Applica in March 1999. From December 1998 through March 1999, Mr. Ittycheria served as President and Chief Executive Officer of Applica. From July 1998 through November 1998 and from 1989 through July 1995, Mr. Ittycheria served in various capacities at AT&T Corp., most recently as Product Director, AT&T Data Services. From August 1995 through June 1998, Mr. Ittycheria served in various capacities, most recently as Director, Marketing, TCG CERFnet, at Teleport Communications Group.

    JOHN A. LOFTUS has served as our Vice President, e-Solutions since March 2000 and as a senior manager since May 1999 until March 2000. From 1990 through our acquisition of WPL Laboratories, Inc., a Pennsylvania based Web development company, in April 1999, John Loftus was the Senior Vice President of WPL.
John Loftus is the brother of William Loftus, our Senior Vice President of Operations.

    WILLIAM LOFTUS has served as our Senior Vice President, Operations since March 2000. From May 1999 through February 2000, he served as our Vice President, e-Solutions and in various other offices. From 1990 through April 1999, William Loftus served as President and Chief Executive Officer of WPL Laboratories, Inc., a Pennsylvania-based web development company, which we acquired in May 1999.

    ADAM SHOLLEY has served as our Vice President, Chief Marketing Officer since September 1999. From 1987 through August 1999, he served in various capacities, most recently as an Executive Vice President, at Arnold Communications, Inc., an advertising and communications firm.

    PAUL K. STEDMAN has served as our Vice President, North American Field Operations since March 2000 and as a senior manager since May 1999. From February 1999 through May 1999, Mr. Stedman was a Partner with PricewaterhouseCoopers LLP in its Dallas office. From January 1997 through February 1999, Mr. Stedman was a Vice President of Cambridge Technology Partners with responsibilities for its Southwest Region. From 1992 through December 1996, Mr. Stedman served as a senior manager for Business Systems Group, a consulting and systems integrator.

    JANET S. TREMLETT has served as our Vice President, Strategy Solutions since January 1999. From July 1997 through December 1998, Ms. Tremlett served as President at KSJ Technovations, a strategy consulting firm which she founded. From August 1996 through June 1997, Ms. Tremlett served as Director, Consulting Services, at The Net Collaborative, Inc., a technology consulting firm, and from 1992 through July 1996, Ms. Tremlett served in various capacities, most recently as Vice President, Electronic Commerce, at Work/Family Directions, Inc., a consulting firm specializing in the work-life field.

                                    PART II

ITEM 5
  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock began trading on the Nasdaq National Market under the symbol "BWAY" on October 6, 1999. Prior to that date, there was no established public trading market for our common stock. The following table sets forth the range of high and low sale prices of our common stock for the periods indicated, as quoted on the Nasdaq National Market. Information in the table reflects a two-for-one stock split in the form of a stock dividend paid on March 23, 2000 to the holders of record of our common stock as of March 7, 2000.

                          PERIOD                                   HIGH           LOW
                          ------                                   ----           ---
Fourth Quarter of Fiscal 1999 (commencing October 6,
1999).....................................................        $38.50         $18.06
First Quarter of Fiscal 2000 (up to March 20, 2000).......        $85.50         $27.50

    As of March 20, 2000, there were 129 holders of record of our common stock. This number does not include stockholders who hold their shares in "street name" or through broker or nominee accounts.

    The closing per share sale price of our common stock on March 27, 2000 was $57.50 (adjusted to reflect the above-described stock split). For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates, except for the outstanding shares beneficially held by our directors and executive officers. However, this should not be deemed to be an admission that all these persons are, in fact, affiliates of ours, or that there are not other persons who may be deemed to be affiliates of ours.

    We have never paid cash dividends on our common stock. We intend to retain our earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    During the fiscal year ended December 31, 1999, Breakaway issued the following securities that were not registered under the Securities Act of 1933, as summarized below (as adjusted to reflect the above-described stock split).

    (a) Issuances of capital stock.

       1. On January 6, 1999, Breakaway issued and sold 5,853,000 shares of its Series A Preferred Stock, $0.0001 par value per share, to Internet Capital Group, LLC for an aggregate purchase price of $8,291,750 pursuant to a Series A Preferred Stock Purchase Agreement.

       2. On March 5, 1999, Breakaway issued and sold 112,938 shares of its common stock to Gordon Brooks for an aggregate purchase price of $100,000 pursuant to the exercise, in part, of a stock option.

       3. On March 25, 1999, Breakaway issued and sold an aggregate of 1,447,398 shares of its common stock to the former stockholders of Applica Corporation as consideration for the merger of Applica Corporation with and into Breakaway pursuant to an Agreement and Plan of Merger. 72,368 of these shares are held by an escrow agent pursuant to an Escrow Agreement.

       4. On May 17, 1999, Breakaway issued and sold an aggregate of 2,728,280 shares of its common stock to the former stockholders of WPL Laboratories, Inc. as consideration for the merger of WPL Laboratories, Inc. into a wholly owned subsidiary of Breakaway pursuant to an Agreement and Plan of Merger.

       5. On May 26, 1999, Breakaway issued and sold 1,200,000 shares of its common stock to Frank Selldorff for an aggregate purchase price of $407,250 pursuant to the exercise, in part, of a stock option.

       6. On June 10, 1999, Breakaway issued and sold an aggregate of 913,816 shares of its common stock to the former stockholders of Web
           Yes, Inc. as consideration for the merger of Web Yes, Inc. into a wholly owned subsidiary of Breakaway pursuant to an Agreement and Plan of Merger. 86,632 of these shares are held by an escrow agent pursuant to an Escrow Agreement. In addition, the registrant issued 71,166 shares of its common stock to employees of Web Yes.

       7. On July 2, 1999 and July 12, 1999, Breakaway issued and sold an aggregate of 2,931,849 shares of its Series B Preferred Stock, $0.0001 par value per share, to a group of investors for an aggregate purchase price of approximately $19,049,982 pursuant to a Series B Preferred Stock Purchase Agreement. Approximately $4,053,427 of such purchase price was paid by conversion of a convertible promissory note issued by Breakaway on May 13, 1999.

       8. On July 30, 1999, Breakaway issued 32,000 shares of its common stock to The General Hospital Corporation in consideration for a license of technology to Breakaway. The deemed value of the shares paid for the license was $130,000.

       9. Effective February 18, 2000, Breakaway issued and sold an aggregate of 110,000 shares of its common stock to the former stockholders of DataCyr Corporation, as consideration for the acquisition of DataCyr.

    (b) Stock option grants.

       1. During the fiscal year ended December 31, 1999, Breakaway issued the following stock options to its executive officers and directors:

           (a) Effective February 11, 1999 Breakaway issued to Janet S. Tremlett options to purchase up to 144,000 shares of its common stock at a per share exercise price of $0.89.

           (b) Effective February 18, 1999 Breakaway issued to Christopher H. Greendale options to purchase up to 1,108,800 shares of its common stock at a per share exercise price of $0.89.

           (c) Effective February 17, 1999 Breakaway issued to Christopher Harding options to purchase up to 1,212,500 shares of its common stock at a per share exercise price of $0.89.

           (d) Effective March 19, 1999 Breakaway issued to Wayne B. Saunders options to purchase up to 352,000 shares of its common stock at a per share exercise price of $0.98.

           (e) Effective March 25, 1999 Breakaway issued to Babak Farzami options to purchase up to 676,816 shares of its common stock at a per share exercise price of $0.98.

           (f) Effective March 25, 1999 Breakaway issued to Dev Ittycheria options to purchase up to 507,612 shares of its common stock at a per share exercise price of $0.98.

           (g) Effective September 3, 1999, Breakaway issued to Kevin Comerford options to purchase up to 80,000 shares of its common stock at a per share exercise price of $5.07.

           (h) Effective September 3, 1999, Breakaway issued to Janet S. Tremlett options to purchase up to 80,000 shares of its common stock at a per share exercise price of $5.07.

           (i) Effective September 10, 1999, Breakaway issued to Joseph Johnson options to purchase up to 200,000 shares of its common stock at a per share exercise price of $5.50.

           (j) Effective September 12, 1999, Breakaway issued to Adam Sholley options to purchase up to 220,000 shares of its common stock at a per share exercise price of $5.50.

           (k) Effective December 10, 1999, Breakaway issued to Gordon Brooks options to purchase up to 350,000 shares of its common stock at a per share exercise price of $28.93.

           (l) Effective March 6, 2000, Breakaway issued to Paul Stedman options to purchase up to 70,000 shares of its common stock at a per share exercise price of $62.78.

       2. During the fiscal year ended December 31, 1999, Breakaway granted options to purchase an aggregate of 8,377,986 shares of its common stock, net of cancellations of 516,156 options, exercises of 1,397,238 options and the options described in paragraph (b)1 above, at a per share weighted average exercise price of $2.59 to employees of Breakaway.

    (c) Grants of other securities.

       1. On May 13, 1999, Breakaway issued to Internet Capital Group, Inc. a Convertible Promissory Note in the principal amount of $4,000,000 bearing interest at an adjustable rate of the prime interest rate plus one percent and convertible into convertible preferred stock.

       2. On May 13, 1999, Breakaway issued to Internet Capital Group, Inc. a Stock Purchase Warrant which, upon Breakaway's Series B financing in July 1999, was established as a right to purchase 147,744 shares of common stock at a per share exercise price of $4.07.

       3. On September 29, 1999 Breakaway issued to Silicon Valley Bank a warrant to purchase stock for 21,818 shares of common stock at a per share exercise price of $5.50.

    No underwriters were involved in any of the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, or, in the case of the options to purchase common stock described in paragraph (b)2 above, Rule 701 of the Securities Act. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

    We are furnishing the following information with respect to the use of proceeds from our initial public offering of common stock in October 1999:

(1) The effective date and Commission file number of the registration statement for the offering were October 5, 1999 and 333-83343, respectively.
(2)          The offering commenced on October 6, 1999.
(3)          Not applicable.
(4)(i) The offering terminated on October 6, 1999 after all of the shares were sold.
(4)(ii)      The managing underwriters for the offering were Morgan
             Stanley & Co. Incorporated, Lehman Brothers Inc. and
             Deutsche Bank Securities, Inc.
(4)(iii)     We registered shares of our common stock in the offering.
(4)(iv) All of the 6,900,000 shares of common stock (as adjusted to reflect the above described stock split) registered for the account of Breakaway were sold in the offering. The aggregate offering price of the shares registered and sold for the account of Breakaway in the offering was $48,300,000.
(4)(v) From October 5, 1999 through December 31, 1999, the actual expenses incurred are as follows:

Underwriting discount...................................    $3,381,000
SEC registration fee....................................        11,510
NASD filing fee.........................................         4,640
Nasdaq National Market listing fee......................       104,328
Blue Sky fees and expenses..............................        10,000
Transfer Agent and Registrar fees.......................        15,000
Accounting fees and expenses............................       563,199
Legal fees and expenses.................................       679,663
Printing and mailing expenses...........................       366,275
Roadshow and branding expenses..........................     1,198,071
                                                            ----------
    Total...............................................    $6,333,686*
                                                            ==========

    Payments of expenses were to persons other than directors, officers, general partners of Breakaway or their associates, persons owning 10% or more of the equity securities of Breakaway or affiliates of Breakaway.

* $2,952,686 of the above expenses (excluding the underwriting discount) incurred were recorded as offering expenses netted against the proceeds.

(4)(vi) The net offering proceeds to Breakaway after expenses were approximately $41,966,314.
(4)(vii) From October 5, 1999 through December 31, 1999, $6,000,000 of the offering proceeds were used to develop the sales and marketing organization and $8,000,000 of the offering proceeds were used for the establishment and development of regional offices and solutions' labs. The balance of the offering proceeds ($27,966,314) were invested in cash equivalents and other marketable securities. All payments of the offering proceeds were to persons other than directors, officers, general partners of Breakaway or their associates, persons owning 10% or more of the equity securities of Breakaway or affiliates of Breakaway.
(4)(viii)    Not applicable.

ITEM 6
  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

    The selected consolidated financial data presented below as of December 31, 1997, 1998 and 1999 and for the years then ended are derived from the consolidated financial statements of Breakaway, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The selected consolidated financial data as of December 31, 1995 and 1996 and for each of the years then ended are derived from the unaudited consolidated financial statements of Breakaway. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for such periods. The selected consolidated financial data for 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any other future period.

    From its inception until December 31, 1998, Breakaway was an S corporation and, accordingly, was not subject to federal and state income taxes, except for certain Massachusetts income taxes on S corporations with annual revenues in excess of $6 million. The pro forma net income (loss) and pro forma net income
(loss) per share--basic and diluted information presented below have been computed as if Breakaway were subject to all federal and all applicable state corporate income taxes since 1995, based on the statutory tax rates and the tax laws then in effect.

                                                                       YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                           1995       1996       1997       1998       1999
                                                           ----       ----       ----       ----       ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue................................................   $1,896     $3,462     $6,118    $10,018    $ 25,390
Operating expenses:
  Project personnel costs..............................      967      1,430      2,543      5,904      11,850
  Selling, general and administrative..................      740      1,368      2,559      4,814      22,403
  Amortization of deferred costs.......................       --         --         --         --       1,000
  Amortization of goodwill and intangible assets.......       --         --         --         --       1,002
                                                          ------     ------     ------    -------    --------
    Total operating expenses...........................    1,707      2,798      5,102     10,718      36,255
Income (loss) from operations..........................      189        664      1,016       (700)    (10,865)
Interest income (expense), net.........................        8        (25)        60        (32)        475
Other income (expense).................................       --        (21)        (2)       157          23
                                                          ------     ------     ------    -------    --------
Net income (loss)......................................   $  197     $  618     $1,074    $  (575)   $(10,367)
                                                          ======     ======     ======    =======    ========
Net income (loss) per share--
  Basic and diluted....................................   $ 0.01     $ 0.05     $ 0.08    $ (0.05)   $  (0.59)
                                                          ======     ======     ======    =======    ========
Weighted average shares outstanding....................   15,360     13,282     12,826     12,680      17,440
                                                          ======     ======     ======    =======    ========
Pro forma net income (loss)............................   $  118     $  371     $  644    $  (380)
Pro forma net income (loss) per share--
  Basic and diluted....................................   $ 0.01     $ 0.03     $ 0.05    $ (0.03)

                                                                              AS OF DECEMBER 31,
                                                             ----------------------------------------------------
                                                               1995       1996       1997       1998       1999
                                                               ----       ----       ----       ----       ----
                                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents..................................    $ 94      $   84     $  879     $   17    $ 3,920
Total assets...............................................     740       1,120      2,533      2,743     77,461
Total long-term liabilities................................      69          55         84         67      2,001
Stockholders' equity.......................................     332         948      1,492        913     68,340

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    YOU SHOULD READ THE FOLLOWING DISCUSSION TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THIS ITEM CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" COMMENCING ON PAGE 25, AS WELL AS THOSE OTHERWISE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. SEE "FORWARD-LOOKING STATEMENTS."

OVERVIEW

    Breakaway is a Delaware corporation. We were incorporated in Massachusetts under the name The Counsell Group, Inc. in 1992, and reincorporated in Delaware in August 1995. In October 1998, we changed our name to Breakaway
Solutions, Inc.

    We are a full service provider of e-business solutions that allow growing enterprises to capitalize on the power of the Internet to reach and support customers and markets. Our services consist of Breakaway strategy solutions, Breakaway e-business solutions and Breakaway application hosting. From our inception in 1992 through 1998, our operating activities primarily consisted of providing Internet solutions and customer relationship management solutions services. Prior to our acquisition of Applica, we derived no revenues from application hosting. We believe that application hosting will account for a significantly greater portion of our total revenue in the future. As a result of the acquisition of Applica, we began offering application hosting services in 1999.

    Historically, we have offered our services to clients primarily under time and materials contracts. For these projects, we recognize revenues based on the number of hours worked by consultants at a rate per hour agreed upon with our clients. We have also performed some services under fixed-fee contracts. We recognize revenues from fixed-fee contracts on a percentage of completion method based on the ratio of costs incurred to total estimated costs.

    Due to our use of fixed-fee contracts, our operating results may be affected adversely by inaccurate estimates of costs required to complete projects. Therefore, we employ a series of project review processes designed to help provide accurate project cost and completion estimates, including a detailed review at the end of each specified reporting period to determine project percentage of completion to date.

    We generally derive our initial pricing for a contract from our internal cost and fixed-fee pricing model. This model helps our professionals estimate pricing based on the scope of work and materials required. The model also takes into account project complexity and technical risks.

    We seek to mitigate our risks under fixed-fee contracts by providing fixed-fee quotes for discrete phases of each project. Using this approach, we are able to price more accurately the next phase of the engagement by virtue of having greater knowledge of our client's needs and the project's complexity. We reflect any losses on projects in process in the period in which they become known.

    We typically receive an advance payment from our strategy consulting services clients upon contract signing, with additional payments required upon our attainment of project milestones. Deferred revenue consists principally of these advance payments. We recognize those payments upon performance of services.

    We price our application hosting contracts on a fixed-fee basis. We recognize revenues from these contracts as services are provided each month. In addition, we charge our application hosting clients a one time set-up fee, which we recognize when set-up is complete. Pricing varies for each client based on the prospective application to be hosted. Factors which determine pricing generally include telecommunications bandwidth required, physical space requirements in our leased hosting facilities and the technological complexity of supporting the hosted application.

    In 1998, revenues from a single client accounted for approximately 27.0% of our total revenues, and revenues from our five largest clients accounted for 54.0% of total revenues. In 1999, while no single client accounted for more than 10% of our total revenues, Internet Capital Group, which is our largest shareholder and has two representatives on our Board of Directors, and related companies accounted for 17.9% of our total revenues. Revenues from our five largest clients acccounted for approximately 26% of total revenues in 1999. If these clients do not need or want to engage us to perform additional services for them and we are not able to sell our services to new clients at comparable or greater levels, our revenues will decline.

    Our expense items include project personnel costs, sales and marketing expenses and general and administrative expenses:

    - Project personnel costs consist of payroll and payroll-related expenses for personnel dedicated to client assignments;

    - Sales and marketing expenses consist primarily of salaries (including sales commissions), consulting fees, trade show expenses, advertising and the cost of marketing literature; and

    - General and administrative expenses consist primarily of administrative salaries, salaries for employees on the Breakaway Knowledge Innovation Team, fees for professional services and other operating costs, such as rent.

    In December 1999, we formed Breakaway Capital I LLC, a wholly-owned venture capital fund, for the primary purpose of making minority interest investments in clients. We intend to make total investments of approximately $5 million through Breakaway Capital. Breakaway Capital has invested approximately $2.0 million at this time and continues to evaluate other investment opportunities. We intend to distribute approximately 50% of the profits earned by Breakaway Capital to certain employees who are not our executive officers. Those employees eligible to receive these profits will be selected based upon performance-related criteria determined by us. We have committed to make cash distributions to these employees if Breakaway Capital liquidates any investment at a profit, provided that the employee is employed by us at the time of the distribution. This commitment by us means that we will incur compensation expense with respect to amounts to be paid to employees.

    The determination of the amount of compensation expense, due to gains in Breakaway Capital, and the timing of when we must recognize that expense, are subject to a number of factors, based primarily on the nature and performance of investments by Breakaway Capital. It is therefore not possible to predict if and when such compensation expense will occur. For the same reasons, it is not possible to predict when we will recognize any gains from the investments of Breakaway Capital or whether those gains will occur in the same fiscal quarter that compensation expense occurs. If Breakaway Capital realizes large returns on its investments, we could experience significant variations in our quarterly results unrelated to our business operations. These variations could be due to significant gains or to significant compensation expenses. While gains may offset compensation expenses in a particular quarter, there can be no assurance that related gains and compensation expenses will occur in the same quarter.

ACQUISITIONS

    We completed three acquisitions in 1999. These acquisitions enabled us to become a full service provider by substantially expanding our capabilities in providing systems integration services for e-business and by adding the capability to host applications. The three acquisitions were:

    - APPLICA. In March 1999, we acquired all of the outstanding shares of Applica Corporation, a New York-based application hosting service provider. Applica had no revenues for the period beginning on its inception, September 24, 1998 and ending on December 31, 1998. We acquired Applica for 1,447,398 shares of Breakaway common stock.

    - WPL. In May 1999, we acquired WPL Laboratories, Inc., a Philadelphia, Pennsylvania-based Web development company. WPL focused primarily on enabling companies to conduct business using the Internet as a distribution channel. WPL had revenues of $2.6 million for the year ended December 31, 1998. The total acquisition consideration paid consisted of approximately $5.0 million in cash to be paid over a four-year period and 2,728,280 shares of our common stock. Each WPL stockholder received 50% of his cash consideration at closing and will receive the remainder incrementally over a four-year period so long as the stockholder does not resign and is not terminated for cause. Of the shares of our common stock issued to the former WPL stockholders, approximately 50% are subject to our right, which lapses incrementally over a four-year period, to repurchase the shares of the stockholder, at their value at the time of the acquisition, upon the stockholder's resignation or our termination of the stockholder for cause. Also, as a part of the acquisition, we assumed all outstanding WPL stock options, which became exercisable for 629,608 shares of our common stock at an exercise price of $1.18 per share with a four-year vesting period.

    - WEB YES. In June 1999, we acquired Web Yes, Inc., a Cambridge, Massachusetts-based application hosting service provider. This acquisition strengthens our application hosting capabilities, providing us with additional domestic and international hosting facilities. Web Yes had revenues of $288,000 for the year ended December 31, 1998. We acquired Web Yes for 984,982 shares of our common stock. Of the shares of our common stock issued to the former Web Yes stockholders, 685,360 are subject to our right, which lapses incrementally over a four year period, to repurchase the shares of a particular stockholder upon the termination of his employment with us. The repurchase price will be either at the share value at the time of the acquisition if the stockholder terminates employment or we terminate for cause, or at their fair market value if we terminate the stockholder's employment without cause.

    All three acquisitions were accounted for using the purchase method of accounting, resulting in $14.7 million of intangible assets and deferred costs. Intangible assets and deferred costs are being amortized over a three to five-year period from the date of each acquisition.

    In the first three months of 2000, we have completed one acquisition and we have entered into a binding agreement for another. These acquisitions are:

    - EGGROCK. In January 2000, we entered into a binding agreement to acquire Eggrock Partners, Inc. Eggrock is a full service consulting and systems integration firm that focuses on delivering customer-centered business solutions to emerging enterprises. Eggrock assists growing companies in selecting and implementing software applications that will allow companies to operate their business more effectively through use of the Internet. The total consideration for this acquisition will be 7,272,000 shares of Breakaway common stock. Of these shares, approximately 6,176,379 will be issued to Eggrock stockholders and approximately 1,095,621 will be reserved for issuance to Eggrock option holders. Eggrock options will be converted into options to acquire Breakaway common stock on the same basis as Eggrock stock is converted into the right to receive Breakaway common stock. Of the shares of our common stock to be issued to the former Eggrock stockholders on closing, approximately 30.5% will be subject to vesting over a four-year period. We will account for this acquisition using the purchase method of accounting, resulting in approximately
      $272 million of intangible assets and deferred costs that we expect to amortize over a three to five-year period from the closing of the acquisition.

    - DATACYR. In February 2000, we acquired DataCyr Corporation. DataCyr develops and markets software designed to allow enterprises to seamlessly move and transform data from multiple incompatible sources to common databases. We believe that this acquisition will enhance our ability to link our clients' legacy systems to their Web based systems. We acquired DataCyr for

      110,000 shares of our common stock. Of those shares, approximately 85% are owned by two individuals who are now employed by us. These shares are subject to our right, which lapses incrementally over a four-year period, to repurchase the shares from the applicable employee for a nominal amount upon the employee's resignation without good reason or our termination of the employee for cause. The acquisition was accounted for using the purchase method of accounting, resulting in approximately $6.6 million of intangible assets and deferred costs that will be amortized over a three to five-year period from the date of the acquisition.

RESULTS OF OPERATIONS

    The following tables set forth certain items included in our consolidated statements of operations as a percentage of revenues for the periods indicated:

                                                          YEARS ENDED DECEMBER 31,
                                                       -------------------------------
                                                         1997       1998        1999
                                                       --------   --------    --------
Revenues.............................................   100.0%     100.0%      100.0%
Project personnel costs..............................    41.6       59.0        46.8
Selling, general and administrative..................    41.8       48.0        88.2
Amortization expense.................................      --         --         7.9
Operating income (loss)..............................    16.6%      (7.0)%     (42.9)%

    The following table sets forth the revenues from our core service offerings for the periods indicated:

                                                         REVENUE FOR THE YEARS
                                                           ENDED DECEMBER 31,
                                                         ----------------------
                                                           1998          1999
                                                         --------      --------
                                                             (IN THOUSANDS)
Strategy and Business..................................  $10,018       $23,298
  Percentage of revenues...............................    100.0%         91.7%
Application Hosting Solutions..........................       --       $ 2,092
  Percentage of revenues...............................       --           8.3%

    As the preceding tables indicate, our revenues in the past were derived from providing strategy and systems integration solutions services. We developed and began implementation of our current strategy to become a leading full service provider of Internet solutions for businesses in late 1998. As part of this strategy, we acquired companies which gave us the ability to provide application hosting services and expanded our ability to provide Internet solutions services during the first six months of 1999. We began recognizing revenues from these services in the second quarter of 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    REVENUES. Revenues for the year ended December 31, 1999 increased by $15.4 million, or 154.0%, to $25.4 million from $10.0 million for the year ended December 31, 1998. The increase was due primarily to increased market demand for Internet professional services and the addition of our hosting line of business, which generated $2.1 million, or 8.3%, of our total revenues for the year ended December 31, 1999. Additionally, we expanded geographically, which increased our market presence and revenues.

    PROJECT PERSONNEL COSTS. Project personnel costs for the year ended December 31, 1999 increased by $6.0 million, or 100.0%, to $11.9 million from $5.9 million for the year ended December 31, 1998. Project personnel costs represented 59.0% of revenues for the year ended December 31, 1998, as compared to 46.8% of revenues for the year ended December 31, 1999. The increase in absolute dollars was due primarily to an increase in the number of employees hired to perform the client services delivered. Project personnel costs decreased as a percentage of revenues for the year ended

December 31, 1999 due primarily to an increase in the average hourly billable rate of our professionals over the comparable period in 1998 and, to a lesser extent, due to an increase in the average employee utilization rate.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the year ended December 31, 1999 increased by $17.6 million, or 366.7%, to $22.4 million from $4.8 million for the year ended December 31, 1998. As a percentage of revenues, selling, general and administrative expenses increased from 48.0% for the year ended 1998 to 88.2% for the year ended 1999. The increase in 1999 was due primarily to increases in personnel-related expenses to support increased administrative employees, outside professional fees for recruiting, the recruiting and hiring of a senior executive management team, the hiring of dedicated sales and marketing employees, a brand name marketing campaign, the investment in our hosting service line infrastructure, amortization of acquisition intangible assets and deferred costs and the opening of additional offices. Costs incurred relating to our application hosting service line were $4.6 million in 1999.

    AMORTIZATION EXPENSE. Amortization of deferred costs, goodwill and intangible assets increased $2.0 million or 100% for the year ended
December 31, 1999, representing 7.9% of revenues. The increase is attributable to amortization related to intangible assets recorded upon the acquisitions of Applica Corporation, WPL Laboratories, Inc., and Web Yes, Inc. We amortize deferred costs and intangible assets over their estimated useful lives, ranging from three to five years.

    INTEREST INCOME. Interest income, net, for the year ended December 31, 1999 increased to $0.7 million from $11,191 for the year ended December 31, 1998. The increase in 1999 was due primarily to interest income earned on the invested portion of proceeds from our preferred stock financings in January and July 1999, as well as our initial public offering of Breakaway common stock in October 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    REVENUES. Revenues for 1998 increased by $3.9 million, or 63.9%, to $10.0 million from $6.1 million for 1997. The increase in revenues was attributable primarily to a significant increase in our average revenue per client. This increase occurred because our typical client project in 1998 was larger and more complex than the typical client project in 1997. We attribute this change primarily to two factors, the increased demand of businesses for sophisticated e-business solutions and our ability to address that demand by increasing the number of its service professionals.

    PROJECT PERSONNEL COSTS. Project personnel costs for 1998 increased by $3.4 million, or 136.0%, to $5.9 million from $2.5 million for 1997. Project personnel costs represented 58.9% of revenues for 1998 as compared to 41.6% of revenues in 1997. The increase, as a percentage of revenues, for 1998 was due primarily to a decrease in average employee utilization rates from 1997 to 1998. The utilization rate decreased because we hired a number of new professionals in 1998. Typically, utilization rates are lower at the beginning of a professional's employment.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 1998 increased by $2.2 million, or 84.6%, to $4.8 million from $2.6 million for 1997. As a percentage of revenues, general and administrative expenses increased from 41.8% in 1997 to 48.0% in 1998. The increase was due primarily to increased payroll to support additional administrative employees, outside professional fees for recruiting and management consultants and rent for the establishment of new office locations in Chicago, Illinois and San Mateo, California. Additionally, we incurred moving expenses in 1998 due to the relocation of our Boston office.

    INTEREST INCOME (EXPENSE), NET. Interest expense, net, for 1998 was $32,000 as compared to interest income, net, of $60,000 in 1997. Net interest expense in 1998 is a result of increased borrowings under our line of credit to fund growth. Positive cash flow in 1997 allowed us to make interest-bearing investments, resulting in net interest income for that year.

    OTHER INCOME. Other income in 1998 consists primarily of a payment received in connection with the early termination of our previously leased Boston office space. We do not expect other income to be significant in future periods.

LIQUIDITY AND CAPITAL RESOURCES

    From inception through December 31, 1998, we funded our operations primarily through cash provided by operations and a line of credit. In 1999, we funded our operations through the issuance of preferred and common stock, and to a lesser extent, through a line of credit and equipment leases.

    Our cash balance was $3.9 million in 1999 and $17,000 in 1998. Our working capital was $39.9 million in 1999 and $0.4 million in 1998.

    Our operating activities used cash of $14.0 million in 1999 and $0.3 million in 1998. The increase in cash used in 1999 primarily resulted from costs we incurred in connection with hiring a new management team and implementing new business acquisitions and increasing overhead. In addition, we experienced an increase in our accounts receivable resulting from both increased days outstanding and the extended payment terms of fixed-fee contracts.

    Cash used in investing activities was $45.4 million in 1999 and $493,000 in 1998. The increase in cash used in 1999 primarily reflects additional investments funded with the proceeds of our initial public offering in October 1999. In addition, in 1999, we used $2.1 million in cash for our acquired businesses.

    We used cash for capital expenditures of $5.9 million and $0.5 million in the years ended December 31, 1999 and 1998, respectively. These expenditures were primarily for computer equipment, telecommunications equipment and furniture and fixtures to support our growth, and to build our application hosting service line.

    We have various equipment lease financing facilities. The terms of these equipment lease financings average two years. The annual interest rates on borrowings range from 12.7% to 13.3%.

    In December 1999, we entered into a Master Lease Agreement with Silicon Valley Bank to finance up to $4.0 million of equipment and software. Leases under the Master Lease Agreement will have terms of 36 months. Payments under the leases will be determined based on an annual interest rate equal to the annual rate on U.S. treasury securities of a comparable term plus 2.5%. In connection with the Master Lease Agreement, we issued Silicon Valley Bank warrants to purchase 21,818 shares of our common stock for $5.50 per share. The warrants are exercisable until December 21, 2002.

    In January 1999, we issued 5,853,000 shares of Series A Preferred Stock for $8.3 million. We used the proceeds to purchase common stock from an existing stockholder and to fund our operations.

    In May 1999, we borrowed $4.0 million from Internet Capital Group and issued Internet Capital Group a promissory note for $4.0 million bearing interest at the prime interest rate plus one percent. This promissory note converted into shares of our Series B Preferred Stock in our July 1999 Series B Preferred Stock financing. We used the proceeds of the borrowing to help finance our acquisition of WPL and to fund operations.

    In July 1999, we issued 2,931,849 shares of Series B Preferred Stock for approximately $19.0 million. We used the proceeds for working capital and other general corporate purposes.

    In October 1999, we consummated an initial public offering and issued 6,900,000 shares of our common stock for approximately $42.0 million, net of underwriter's discounts, commissions and expenses. We are using the proceeds for working capital and other general corporate purposes.

    Between the second and fourth quarters of 1999, the level of our accounts receivable relative to our revenues has increased from 97.7% to 115.7%. This increase was due primarily to delays in our billing process resulting from the integration of our acquisitions and the implementation of our billing system.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

    We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of Breakaway in filings with the Securities and Exchange Commission, press releases, communications with investors, and oral statements.

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

    OUR FUTURE SUCCESS IS UNCERTAIN BECAUSE WE HAVE SIGNIFICANTLY CHANGED OUR
     BUSINESS

    Prior to 1999, we primarily provided traditional systems integration services along with limited strategic planning and Internet systems integration services. In 1999, we added application hosting to our service offerings and substantially increased our capacity to provide strategic planning and Internet systems integration services through three acquisitions and significant hiring of professionals. We will further expand our consulting and systems implementation services in connection with our planned acquisition of Eggrock. In part due to these recent significant changes, we are subject to the risk that we will fail to successfully implement our business model and strategy. This risk is heightened because we are operating in the new and rapidly evolving e-business solutions market. Our historical results of operations do not reflect our new service offerings. Consequently, our historical operating results and pro forma financial information may not give you an accurate indication of how we will perform in the future.

    OUR BUSINESS WILL SUFFER IF GROWING ENTERPRISES DO NOT ADOPT AND ACCEPT APPLICATION HOSTING SERVICES

    Our ability to increase revenues and achieve profitability depends on the adoption and acceptance of third-party application hosting services by our target market of growing enterprises. Information technology service providers, including Breakaway, only recently have begun to offer third-party application hosting services. The market for these services has only recently begun to develop and is evolving rapidly.

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

    WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT TO INCUR LOSSES IN THE FUTURE AND WILL NOT BE SUCCESSFUL UNLESS WE CAN REVERSE THIS TREND

    We expect to continue to incur increasing sales and marketing, infrastructure development and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties with respect to our business model. We experienced net losses of $575,175 and $10.4 million for the fiscal years ended December 31, 1998 and 1999, respectively. We expect to continue to incur significant operating losses in the foreseeable future. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

    WE PLAN TO EXPAND RAPIDLY; IF WE CANNOT MANAGE OUR GROWTH SUCCESSFULLY, OUR GROWTH MAY SLOW OR STOP

    We have recently expanded our operations extensively. Our growth has placed, and will continue to place, a significant strain on our management, operating and financial systems, and sales, marketing and administrative resources. If we cannot manage our expanding operations, we may not be able to continue to grow or we may grow at a slower pace. Furthermore, our operating costs may escalate faster than planned. In order to manage our growth successfully we must:

    - improve our management, financial and information systems and controls;

    - expand, train and manage our employee base effectively; and

    - enlarge our infrastructure for application hosting services.

    WE RELY ON A SMALL NUMBER OF CLIENTS FOR MOST OF OUR REVENUES; OUR REVENUES WILL DECLINE SIGNIFICANTLY IF WE CANNOT KEEP OR REPLACE THESE CLIENTS

    In 1998, revenues from a single client accounted for approximately 27.0% of our total revenues, and revenues from our five largest clients accounted for 54.0% of total revenues. In 1999, while no single client accounted for more than 10% of our total revenues, Internet Capital Group, which is our largest shareholder and has two representatives on our Board of Directors, and related companies accounted for 17.9% of total revenues. Revenues from our five largest clients accounted for approximately 26% of total revenues in 1999. If these clients do not need or want to engage us to perform additional services for them and we are not able to sell our services to new clients at comparable or greater levels, our revenues will decline.

    OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE LIKELY TO VARY, WHICH MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE

    Our quarterly revenues and operating results are volatile and difficult to predict. Our quarterly operating results have varied in the past and are likely to vary significantly from quarter to quarter in the future. It is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. If so, the market price of our common stock may decline significantly. Factors that may cause our results to fluctuate include:

    - the amount and timing of demand by our clients for application hosting and e-business solution services;

    - goodwill amortization charges attributable to the acquisition of Eggrock;

    - our ability to obtain new and follow-on client engagements;

    - the number, size and scope of our projects;

    - cancellations or reductions in the scope of major consulting and systems integration projects;

    - our ability to enter into multi-year contracts with application hosting clients;

    - our ability to collect accounts receivable from some of our growing enterprise clients who, as a result of their short operating histories and emerging businesses, have not paid us on a timely basis;

    - cancellations of month-to-month application hosting contracts;

    - the length of the sales cycle associated with our service offerings;

    - the introduction of new services by us or our competitors;

    - changes in our pricing policies or those of our competitors;

    - gains recognized and related compensation expenses we incur as a result of our venture capital investments and commitments to employees based on the performance of those investments;

    - our ability to attract, train and retain skilled personnel in all areas of our business;

    - our ability in a consistent and accurate manner to manage costs, including personnel costs and support services costs; and

    - the timing and cost of anticipated openings or expansions of new regional offices and new Solution Centers.

    We derive a substantial portion of our revenues from providing professional services. We generally recognize revenues as we provide services. Personnel and related costs constitute a substantial portion of our operating expenses. Because we establish the levels of these expenses in advance of any particular quarter, underutilization of our professional services employees may cause significant reductions in our operating results for a particular quarter.

    OUR GROWTH COULD BE LIMITED IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL

    We believe that our success depends largely on our ability to attract and retain highly skilled technical, consulting, managerial, sales and marketing personnel. We may not be able to hire or retain the necessary personnel to implement our business strategy. In addition, we may need to pay higher compensation for employees than we currently expect. Individuals with e-business solutions skills, particularly those with the significant experience which we generally require, are in very short supply. Competition to hire from this limited pool is intense.

    WE MAY LOSE MONEY ON FIXED-FEE CONTRACTS AND PERFORMANCE-BASED CONTRACTS

    We derive a portion of our revenues from fixed-fee contracts. We occasionally make a portion of our fees contingent on meeting performance objectives. If we misjudge the time and resources necessary to complete a project, or if a client does not achieve the agreed upon performance objectives, we may incur a loss in connection with the project. This risk is heightened because we work with complex technologies in compressed time frames.

    OUR GROWTH STRATEGY WILL FAIL IF WE ARE UNABLE TO OPEN NEW REGIONAL OFFICES SUCCESSFULLY

    A key component of our growth strategy is to open regional offices in new U.S. and foreign locations. If we do not implement this strategy successfully, we will not grow. We devote substantial financial and management resources to launch these offices. We may not select appropriate locations for these regional offices. We also may not be able to open these offices efficiently or manage them profitably.

    WE FACE INCREASED RISKS IN CONDUCTING BUSINESS ABROAD WHICH MAY DAMAGE OUR BUSINESS RESULTS

    One component of our growth strategy is to expand into international markets. We recently opened an office in London. We believe that we will face certain risks in doing business abroad that we do not face domestically. Among the international risks we believe are most likely to affect us are:

    - costs and difficulties in staffing and managing international operations;

    - strains on our financial and other systems to properly administer VAT and other taxes, and different cost structures;

    - unexpected changes in regulatory requirements;

    - increased tariffs and other trade barriers;

    - costs and delays of localizing products and offerings for local market and the costs and difficulties in complying with local business customs;

    - difficulties in enforcing contractual and intellectual property rights;

    - heightened risks of political and economic instability and the possibility of nationalization or expropriation of industries or properties;

    - potentially adverse tax consequences including restrictions on repatriating earnings and the threat of "double taxation;"

    - the burden of complying with a wide variety of foreign laws and regulations, some of which may conflict with U.S. laws;

    - currency issues, including fluctuations in current exchange rates and the adoption of the Euro by many countries of the European Union by 2003; and

    - restrictions on the import and export of sensitive U.S. technologies, such as data security and encryption software and systems that we may wish to deliver to our customers.

    Any of these factors or other factors not listed here could damage our business results. There can be no assurance that one or more of these factors will not have a material adverse effect on our foreign operations, and, consequentially, our business, operating results and financial condition.

    IF OUR EFFORTS TO DEVELOP BRAND AWARENESS ARE NOT SUCCESSFUL, WE WILL NOT INCREASE REVENUES AS PLANNED

    An important element of our business strategy is to develop and maintain widespread awareness of the Breakaway name. To promote our name and brand identity, we have expended considerable amounts and may increase our marketing expenses. These expenses have caused and may likely cause our operating margins to decline. If these efforts are not successful, we will not experience any increase in revenues to offset these expenses. We may nonetheless continue to incur these expenses, possibly at higher levels. Moreover, our name may be closely associated with the business difficulties of some of our clients, many of whom are pursuing unproven business models in competitive markets. As a result, the difficulties or failure of one or more of our clients could damage our name and brand identity.

    OUR FAILURE TO MEET CLIENT EXPECTATIONS OR DELIVER ERROR-FREE SERVICES COULD RESULT IN LOSSES AND NEGATIVE PUBLICITY

    Many of our engagements involve information technology solutions that are critical to our clients' businesses. Any defects or errors in these solutions or failure to meet clients' specifications or expectations could result in:

    - delayed or lost revenues due to adverse client reaction;

    - requirements to provide additional services to a client at no charge;

    - refunds of monthly application hosting fees for failure to meet service level obligations;

    - negative publicity about Breakaway and our services, which could adversely affect our ability to attract or retain clients; or

    - claims for substantial damages against us, regardless of our responsibility for such failure, which may not be covered by our insurance policies and which may not be limited by the contractual terms of our engagement.

    WE GENERATE A SIGNIFICANT PORTION OF OUR REVENUES FROM SERVICES RELATED TO PACKAGED SOFTWARE APPLICATIONS OF A LIMITED NUMBER OF VENDORS; WE WOULD EXPERIENCE A REDUCTION IN REVENUES IF ANY OF THOSE VENDORS CEASED DOING BUSINESS WITH US

    We derive a significant portion of our revenues from projects in which we customize, implement or host packaged software applications developed by third parties. We do not have contractual arrangements with most of these software vendors. As a result, those software vendors with whom we do not have contractual arrangements can cease making their products available to us at their discretion. Even in the case of software vendors with whom we do have contractual arrangements, those arrangements are either terminable at will by either party or are for short terms. In addition, these software vendors may choose to compete against us in providing strategic consulting, systems integration or application hosting services. Moreover, our success is dependent upon the continued popularity of the product offerings of these vendors and on our ability to establish relationships with new vendors in the future. If we are unable to obtain packaged applications from these or comparable vendors or, if our vendors choose to compete with us or the popularity of our products declines, our business and operating results may be adversely affected.

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

    IF WE ARE UNABLE TO REUSE SOFTWARE CODE AND METHODOLOGIES, WE MAY NOT BE ABLE TO DELIVER OUR SERVICES RAPIDLY AND COST-EFFECTIVELY

    Our business model depends to a significant extent on our ability to reuse software code and methodologies that we develop in the course of client engagements. If we generally are unable to negotiate contracts to permit us to reuse code and methodologies, we may be unable to provide services to our growing enterprise clients at a cost and within time frames that these clients find acceptable. Our clients may prohibit us from such reuse or may severely limit or condition reuse.

    WE DEPEND ON A LIMITED NUMBER OF KEY PERSONNEL WHO HAVE RECENTLY JOINED US AND WHOM WE MAY NOT BE ABLE TO RETAIN

    Many members of our senior management joined us in 1999. Many of these individuals have not previously worked together and are becoming integrated as a management team. As a result, our senior managers may not work together effectively as a team. In addition, due to the competitive nature of our industry, we may not be able to retain all of our senior managers.

    WE MAY NEED ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE TO US, AND WHICH, IF RAISED, MAY DILUTE YOUR OWNERSHIP INTEREST IN US

    We may need to raise additional funds through public or private equity or debt financings in order to:

    - support additional capital expenditures;

    - take advantage of acquisition or expansion opportunities;

    - develop new services; or

    - address additional working capital needs.

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

    Since March 1999, we have acquired four companies and have entered into a binding agreement to acquire Eggrock. We may undertake additional acquisitions in the future. Acquisitions involve a number of risks, including:

    - diversion of management attention;

    - amortization of substantial goodwill, adversely affecting our reported results of operations;

    - inability to retain the management, key personnel and other employees of the acquired business;

    - inability to establish uniform standards, controls, procedures and policies;

    - inability to retain the acquired company's customers; and

    - exposure to legal claims for activities of the acquired business prior to acquisition.

    Integrating the operations of an acquired business can be a complex process that requires integration of service personnel, sales and marketing groups, hosting infrastructure and service offerings and coordination of our development efforts. Client satisfaction or performance problems with an acquired business also could affect our reputation as a whole. In addition, any acquired business could significantly underperform relative to our expectations. For example, if we are unsuccessful in integrating Eggrock into our operations, or if Eggrock's clients delay or cancel contracts as a result of our planned acquisition, our business could be seriously harmed.

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

    WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY
RIGHTS

    If third parties infringe or misappropriate our trade secrets, copyrights, trademarks or other proprietary information, our business could be seriously harmed. The steps that we have taken to protect our proprietary rights may not be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. Also, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. Accordingly, as our business expands into foreign countries, risks associated with protecting our intellectual property will increase.

    OUR BUSINESS MAY SUFFER IF GROWTH IN THE USE OF THE INTERNET DECLINES

    Our business is dependent upon continued growth in the use of the Internet by our clients, prospective clients and their customers and suppliers. If the number of users on the Internet does not increase and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and, as a result, our revenues would decline. Factors that may affect Internet usage or electronic commerce adoption include:

    - actual or perceived lack of security of information;

    - lack of access and ease of use;

    - congestion of Internet traffic;

    - inconsistent quality of service;

    - increases in access costs to the Internet;

    - excessive governmental regulation;

    - uncertainty regarding intellectual property ownership;

    - reluctance to adopt new business methods; and

    - costs associated with the obsolescence of existing infrastructure.

ITEM 7A
  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    To date, we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. We invest our cash in money market funds, which are subject to minimal credit and market risk. We believe the market risks associated with these financial instruments are immaterial.

ITEM 8
  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
CONSOLIDATED FINANCIAL STATEMENTS OF BREAKAWAY SOLUTIONS,
  INC.
Independent Auditors' Report................................     33
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................     34
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................     35
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1998 and 1999..............     36
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................     37
Notes to Consolidated Financial Statements..................     38

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Breakaway Solutions, Inc.:

    We have audited the accompanying consolidated balance sheets of Breakaway Solutions, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Breakaway Solutions, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Boston, Massachusetts
February 7, 2000, except for paragraph
five of note 6, which is
as of March 7, 2000

                           BREAKAWAY SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                ASSETS
Current assets:
  Cash and cash equivalents.................................   $   17    $ 3,920
  Short-term investments....................................       --     28,227
  Accounts receivable, net of allowance for doubtful
    accounts of $131 in 1998 and $357 in 1999,
    respectively............................................    1,446      7,559
  Unbilled revenue on contracts.............................      626        725
  Due from related parties..................................       --      3,991
  Prepaid expenses and other current assets.................       59      2,548
                                                               ------    -------
    Total current assets....................................    2,148     46,970
Investments.................................................       --      9,705
Property and equipment, net.................................      554      7,541
Intangible assets and deferred costs, net of accumulated
  amortization..............................................       --     12,181
Loans to employees..........................................       --        568
Other assets................................................       40        496
                                                               ------    -------
    Total assets............................................   $2,742    $77,461
                                                               ======    =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit............................................   $  426    $    --
  Due to stockholders-current portion.......................       --        625
  Capital lease obligations-current portion.................      149        533
  Accounts payable..........................................      813      2,955
  Accrued compensation and related benefits.................      178      1,477
  Accrued expenses..........................................       --      1,306
  Deferred revenue..........................................      196        224
                                                               ------    -------
    Total current liabilities...............................    1,762      7,120
                                                               ------    -------
Due to stockholders--long-term portion......................       --      1,625
Capital lease obligations-long-term portion.................       67        376
                                                               ------    -------
    Total long-term liabilities.............................       67      2,001
                                                               ------    -------
      Total liabilities.....................................    1,829      9,121
                                                               ------    -------
Commitments and contingencies

Stockholders' Equity:
  Preferred stock...........................................       --         --
  Common stock, $.000125 par value, 160,000,000 shares
    authorized; 15,360,000 shares and 37,889,084 shares
    issued in 1998 and 1999, respectively, and 12,249,600
    shares and 34,778,684 shares outstanding in 1998 and
    1999, respectively......................................        1          4
  Additional paid-in capital................................       --     78,868
  Less: deferred compensation...............................       --       (253)
  Less: treasury stock, at cost.............................       --         --
  Retained earnings (accumulated deficit)...................      912    (10,367)
  Accumulated other comprehensive income....................       --         88
                                                               ------    -------
    Total stockholders' equity..............................      913     68,340
                                                               ------    -------
      Total liabilities and stockholders' equity............   $2,742    $77,461
                                                               ======    =======

          See accompanying notes to consolidated financial statements.

                           BREAKAWAY SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Revenue, including revenue from related parties of $4,548 in
  1999......................................................  $ 6,118    $10,018    $ 25,390
                                                              -------    -------    --------
Operating expenses:
  Project personnel costs...................................    2,543      5,904      11,850
  Selling, general and administrative expenses..............    2,559      4,814      22,403
  Amortization of deferred costs............................       --         --       1,000
  Amortization of goodwill and intangible assets............       --         --       1,002
                                                              -------    -------    --------
    Total operating expenses................................    5,102     10,718      36,255
                                                              -------    -------    --------
    Income (loss) from operations...........................    1,016       (700)    (10,865)
Other income (expense):
  Other income..............................................       --        160          23
  Interest income...........................................       93         11         673
  Interest expense, including $128 to related parties in
    1999....................................................      (33)       (43)       (198)
  Loss on disposal of equipment.............................       (2)        (3)         --
                                                              -------    -------    --------
    Total other income......................................       58        125         498
                                                              -------    -------    --------
    Net income (loss).......................................  $ 1,074    $  (575)   $(10,367)
                                                              =======    =======    ========
Net income (loss) per share:
  Basic and diluted.........................................  $  0.08    $ (0.05)   $  (0.59)
                                                              =======    =======    ========
Weighted average common shares outstanding:
  Basic and diluted.........................................   12,826     12,680      17,440
                                                              =======    =======    ========
Pro forma information (unaudited) (note 11)
  Income (loss) before taxes, as reported...................  $ 1,074    $  (575)
Pro forma income taxes (benefit)............................      430       (195)
                                                              -------    -------
Pro forma net income (loss).................................  $   644    $  (380)
                                                              =======    =======
Pro forma net income (loss) per share:
  Basic and diluted.........................................  $  0.05    $ (0.03)
                                                              =======    =======
Pro forma weighted average common shares outstanding:
  Basic and diluted.........................................   12,826     12,680
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                           BREAKAWAY SOLUTIONS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                  PREFERRED STOCK         COMMON STOCK       ADDITIONAL                      TREASURY STOCK
                                --------------------   -------------------    PAID-IN       DEFERRED      --------------------
                                 SHARES     AMOUNT      SHARES     AMOUNT     CAPITAL     COMPENSATION     SHARES     AMOUNT
                                --------   ---------   --------   --------   ----------   -------------   --------   ---------
BALANCE, DECEMBER 31, 1996....       --    $     --     15,360       $2       $    --            --        (2,534)   $     --
Distributions to
  stockholders................       --          --         --       --            --            --            --          --
Net income....................       --          --         --       --            --            --            --          --
                                 ------    ---------   -------       --       -------         -----        ------    ---------
BALANCE, DECEMBER 31, 1997....       --          --     15,360        2            --            --        (2,534)         --
Purchase of treasury stock....       --          --         --       --            --            --          (576)         --
Distributions to
  stockholders................       --          --         --       --            --            --            --          --
Net loss......................       --          --         --       --            --            --            --          --
                                 ------    ---------   -------       --       -------         -----        ------    ---------
BALANCE, DECEMBER 31, 1998....       --          --     15,360        2            --            --        (3,110)         --
S Corporation termination.....       --          --         --       --           911            --            --          --
Issuance of preferred stock...    5,853           1         --       --         8,291            --            --          --
Repurchase and retirement of
  common stock................       --          --     (5,048)      (1)       (4,468)           --            --          --
Issuance of common stock for
  acquired businesses.........       --          --      5,089        1         9,192            --            --          --
Issuance of stock options.....       --          --         --       --           856            --            --          --
Issuance of common stock for
  services....................       --          --        104       --           419          (289)           --          --
Exercise of stock options.....       --          --      1,376       --           533            --            --          --
Issuance of Series B preferred
  stock.......................    2,932          --         --       --        19,050            --            --          --
Amortization of deferred
  compensation................       --          --         --       --            --            36            --          --
Conversion of Series A and B
  preferred stock to common
  stock.......................   (8,785)         (1)    14,056        1            --            --            --          --
Issuance of common stock in
  connection with initial
  public offering, net of
  $2,980 in offering costs....       --          --      6,900        1        41,967            --            --          --
Issuance of common stock in
  connection with
  investment..................       --          --         52       --         1,413            --            --          --
Issuance of warrants..........       --          --         --       --           704            --            --          --
Change in unrealized gains on
  investments.................       --          --         --       --            --            --            --          --
Net loss......................       --          --         --       --            --            --            --          --
                                 ------    ---------   -------       --       -------         -----        ------    ---------
Comprehensive income..........
BALANCE, DECEMBER 31, 1999....       --    $     --     37,889       $4       $78,868         $(253)       (3,110)   $     --
                                 ======    =========   =======       ==       =======         =====        ======    =========

                                 ACCUMULATED
                                    OTHER        RETAINED        TOTAL
                                COMPREHENSIVE    EARNINGS    STOCKHOLDERS'   COMPREHENSIVE
                                    INCOME       (DEFICIT)      EQUITY       INCOME (LOSS)
                                --------------   ---------   -------------   --------------
BALANCE, DECEMBER 31, 1996....       $--         $    946      $    948
Distributions to
  stockholders................        --             (530)         (530)
Net income....................        --            1,074         1,074            1,074
                                     ---         --------      --------         ========
BALANCE, DECEMBER 31, 1997....        --            1,490         1,492
Purchase of treasury stock....        --               --            --
Distributions to
  stockholders................        --               (4)           (4)
Net loss......................        --             (575)         (575)            (575)
                                     ---         --------      --------         ========
BALANCE, DECEMBER 31, 1998....        --              911           913
S Corporation termination.....        --             (911)           --
Issuance of preferred stock...        --               --         8,292
Repurchase and retirement of
  common stock................        --               --        (4,469)
Issuance of common stock for
  acquired businesses.........        --               --         9,193
Issuance of stock options.....        --               --           856
Issuance of common stock for
  services....................        --               --           130
Exercise of stock options.....        --               --           533
Issuance of Series B preferred
  stock.......................        --               --        19,050
Amortization of deferred
  compensation................        --               --            36
Conversion of Series A and B
  preferred stock to common
  stock.......................        --               --            --
Issuance of common stock in
  connection with initial
  public offering, net of
  $2,980 in offering costs....        --               --        41,968
Issuance of common stock in
  connection with
  investment..................        --               --         1,413
Issuance of warrants..........        --               --           704
Change in unrealized gains on
  investments.................        88               --            88               88
Net loss......................        --          (10,367)      (10,367)         (10,367)
                                     ---         --------      --------         --------
Comprehensive income..........                                                  $ (9,780)
                                                                                ========
BALANCE, DECEMBER 31, 1999....       $88         $(10,367)     $ 68,340
                                     ===         ========      ========

          See accompanying notes to consolidated financial statements.

                           BREAKAWAY SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................   $1,074     $(575)    $(10,367)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................      255       332        3,285
    Compensation expense for issuance of common stock
     options................................................       --        --          223
    Loss on disposal of fixed assets........................        2         3           --
    Change in operating assets and liabilities, net of
     impact of acquisition of businesses:
      Accounts receivable...................................     (472)     (485)      (5,182)
      Unbilled revenues on contracts........................       --      (393)         (99)
    Increase in amounts due from related parties............       --        --       (3,991)
      Prepaid expenses and other current assets.............       69       (18)      (1,546)
      Accounts payable......................................      222       568        1,943
      Accrued compensation and other related benefits.......       63        94          604
      Accrued expenses and deferred revenue.................       --       196        1,134
                                                               ------     -----     --------
        Net cash provided by (used in) operating
        activities..........................................    1,213      (278)     (13,996)
                                                               ------     -----     --------
Cash flows from investing activities:
    Purchase of investments.................................       --        --      (37,360)
    Purchase of property and equipment......................     (133)     (503)      (5,886)
    Cash paid for acquired businesses net of cash
     acquired...............................................       --        --       (2,103)
    Increase in cash surrender value of life insurance......       --        --          (26)
    Proceeds from disposals of fixed assets.................       13        10           --
                                                               ------     -----     --------
        Net cash used in investing activities...............     (120)     (493)     (45,375)
                                                               ------     -----     --------
Cash flows from financing activities:
  Repurchase and retirement of common stock.................       --        --       (4,469)
  Proceeds from issuances of preferred stock................       --        --       23,289
  Proceeds from note payable to stockholders................       --        --        4,000
  Proceeds from exercise of stock options...................       --        --          533
  Proceeds from issuance of common stock, net of offering
    costs...................................................       --        --       41,968
  Advances to employees.....................................       --       (13)        (554)
  Payments on current portion of long-term debt.............       --       (10)         (67)
  Proceeds from (repayments of) credit line.................       --       426         (426)
  Increase in deposits......................................      (18)       (5)        (767)
  Payments on capital lease obligations.....................     (184)      (50)        (233)
  Distribution to stockholders..............................      (96)     (439)          --
                                                               ------     -----     --------
        Net cash provided by (used in) financing
        activities..........................................     (298)      (91)      63,274
                                                               ------     -----     --------
        Net increase (decrease) in cash and cash
        equivalents.........................................      795      (862)       3,903
Cash and cash equivalents, at beginning of year.............       84       879           17
                                                               ------     -----     --------
Cash and cash equivalents, at end of year...................   $  879     $  17     $  3,920
                                                               ======     =====     ========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................   $   33     $  43     $    105
                                                               ======     =====     ========
Supplemental disclosures of non-cash investing and financing activities:
  Issuance of common stock in connection with investment in
    Internet services company...............................   $   --     $  --     $  1,413
                                                               ======     =====     ========
  Issuance of warrants in connection with capital lease
    obligations.............................................   $   --     $  --     $    704
                                                               ======     =====     ========
  Issuance of note payable to stockholders..................   $   --     $  --     $  2,175
                                                               ======     =====     ========
  Conversion of notes payable and accrued interest to common
    stock...................................................   $   --     $  --     $  4,053
                                                               ======     =====     ========
  Capital lease obligations.................................   $  332     $  14     $  1,632
                                                               ======     =====     ========
  Distributions payable to stockholders.....................   $  434     $  --     $     --
                                                               ======     =====     ========
  Conversion of preferred stock to common stock.............   $   --     $  --     $ 27,289
                                                               ======     =====     ========
  Issuance of common stock in connection with acquisition of
    businesses..............................................   $   --     $  --     $  9,193
                                                               ======     =====     ========
  Acquisition of businesses:
    Assets acquired.........................................   $   --     $  --     $ 16,358
    Liabilities assumed and issued..........................       --        --       (4,299)
    Common stock and stock options issued...................       --        --       (9,956)
                                                               ------     -----     --------
        Net cash paid for acquisition of businesses.........   $   --     $  --     $ (2,103)
                                                               ======     =====     ========

          See accompanying notes to consolidated financial statements.

                           BREAKAWAY SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999

1. NATURE OF BUSINESS

    Breakaway Solutions, Inc. (the "Company"), formerly The Counsell Group, Inc., was established in 1992. The Company is a full service provider of e-business solutions that allow growing enterprises to capitalize on the power of the Internet to reach and support customers and markets. The Company has designed its services specifically for growing enterprises. These are businesses which generally fit within two broad categories; companies or divisions of larger companies that have sales of up to $1 billion per year; and new and emerging Internet-based businesses.

    In December 1999, the Company formed Breakaway Capital I LLC, a wholly-owned venture capital fund, for the primary purpose of making minority interest investments in clients. Breakaway intends to make total investments of $5.0 million; however, no investments have been made as of December 31, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION POLICY

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Breakaway Securities Corporation, Breakaway Capital LLC, Celtic Acquisition Corporation and WYI Acquisition Corporation. All intercompany balances and transactions have been eliminated in consolidation.

    USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    MARKETABLE SECURITIES

    The Company determines the appropriate classification of marketable securities at the time of acquisition and re-evaluates such designation at each balance sheet date. At December 31, 1999, the Company's investments in marketable securities are classified as available-for-sale and, as such, are carried at fair value, with unrealized gains and losses, net of deferred taxes reported as a separate component of stockholders' equity (see Note 3).

    FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, accounts receivable, and debt instruments.

    The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses and

                           BREAKAWAY SOLUTIONS, INC.

                           DECEMBER 31, 1998 AND 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) such losses have been within management's expectations. Write-offs of accounts receivable have not been material for any of the periods presented. The Company's customers are headquartered primarily in North America. At
December 31, 1998, amounts due from three customers represented $0.7 million or 33% of total accounts receivable. At December 31, 1999, no amounts due from customers exceeded 10% of total accounts receivable.

    The fair market values of cash and cash equivalents, accounts receivable and debt instruments at both December 31, 1998 and 1999 approximate their carrying amounts.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is recorded on the straight-line basis over the estimated useful life of the related assets which range from three to five years. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the lease and amortized using the straight-line method over the lease term. Maintenance and repairs are charged to operations when incurred.

    LOANS TO EMPLOYEES

    Loans have been made to employees of the acquired company WPL Laboratories, Inc. totaling $0.5 million in the form of promissory notes which bear interest at 8.0% annually. The principal amount of these promissory notes and interest accrued thereon shall be payable upon the earlier to occur of: (i) the date on which the debtor receives any proceeds from the debtor's sale of Breakaway capital stock pledged to Breakaway under a stock pledge agreement, to the extent of such proceeds (net of any taxes payable in connection with such sale) and
(ii) the fourth anniversary of the date of the stock pledge agreement to the full extent of any remaining principal and interest that is outstanding on such date.

    In December 1999, the Company authorized an unsecured loan to its Chief Executive Officer in the amount of $1.0 million, which loan is due together with interest at 6.21% annually on the first to occur of the third anniversary of the loan or thirty days after his ceasing to be employed by the Company. The loan is evidenced by a February 2000 Promissory Note.

    The Company also periodically makes short term loans to employees.

    INTANGIBLE ASSETS AND DEFERRED COSTS

    Intangible assets and deferred costs primarily relate to the Company's acquisitions and include customer base, workforce in place and goodwill. Deferred costs primarily represent deferred compensation costs arising from cash and stock issued in connection with business acquisitions, for which continuing employment of individuals is required. In connection with acquisitions accounted for under the purchase method of accounting (see Note 3), the Company recorded these intangible assets and deferred costs based on the excess of the purchase price over the identifiable tangible net assets of the acquiree on the date of the purchase. Intangible assets and deferred costs are reported at cost, net of accumulated amortization and are being amortized over their useful lives, ranging from three to five

                           BREAKAWAY SOLUTIONS, INC.

                           DECEMBER 31, 1998 AND 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) years. At December 31, 1999, intangible assets and deferred costs were comprised of the following (in thousands):

Customer base...............................................  $ 1,463
Workforce in place..........................................      852
Goodwill....................................................    4,875
                                                              -------
  Intangible assets.........................................    7,190
Deferred costs..............................................    6,993
                                                              -------
                                                               14,183
Less accumulated amortization...............................    2,002
                                                              -------
  Intangible assets and deferred costs, net.................  $12,181
                                                              =======

    For the year ended December 31, 1999, amortization of deferred costs totaled $1.0 million and amortization of intangible assets totaled $1.0 million.

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line bases over the expected periods to be benefited of five years. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life or impact the recoverability of the goodwill. If such changes occur, the Company would use an estimate of the undiscounted future operating cash flows to determine the recoverability of the goodwill.

    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

    REVENUE RECOGNITION

    Revenues pursuant to fixed-price contracts are recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). Revenues pursuant to time and material contracts are recognized as services are provided. Unbilled revenues on contracts are comprised of costs plus earnings. Billings in excess of costs plus earnings are classified as deferred revenues.

    Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined.

    PROJECT PERSONNEL COST

    Project personnel costs consist of payroll and payroll-related expenses for personnel dedicated to client assignments.

                           BREAKAWAY SOLUTIONS, INC.

                           DECEMBER 31, 1998 AND 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES

    Prior to 1999, the Company was taxed under the provisions of Subchapter S of the Internal Revenue Code, whereby the corporate income is taxed to the individual shareholders based on their proportionate share of the Company's taxable income. Massachusetts taxes profits on S corporations with receipts exceeding $6 million.

    Effective January 1, 1999, the Company terminated its S Corporation election and is subject to corporate-level federal and certain additional state income taxes. Accordingly, the accompanying consolidated statements of operations include a pro forma income tax adjustment (see Note 11) for the income taxes that would have been recorded if the Company had been a C Corporation for all periods presented.

    STOCK-BASED COMPENSATION

    The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION. As permitted by SFAS 123, the Company measures compensation costs in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, no accounting recognition is given to stock options issued to employees that are granted at fair market value until they are exercised. Stock options issued to non-employees are recorded at the fair value of the stock at the date of grant. Upon exercise, net proceeds, including income tax benefits realized, are credited to equity. Therefore, the adoption of SFAS 123 was not material to the Company's financial condition or results of operations; however, the pro forma impact on income (loss) per share has been disclosed in the notes to the consolidated financial statements as required by SFAS 123 (see Note 6).

    SEGMENT INFORMATION

    At December 31, 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) which requires companies to present financial descriptive segment information (see Note 12).

    NET INCOME (LOSS) PER SHARE

    In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), EARNINGS PER SHARE. SFAS 128 requires the presentation of basic and diluted net income (loss) per share for all periods presented. There were no common stock equivalents outstanding in 1997. As the Company has been in a net loss position for the years ended December 31, 1998, and 1999, common stock equivalents of 1,348,948 for the year ended December 31, 1998 and 15,262,340 for the year ended December 31, 1999 were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share, and has not been presented separately.

    RECENT ACCOUNTING PRONOUNCEMENTS

    The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

                           BREAKAWAY SOLUTIONS, INC.

                           DECEMBER 31, 1998 AND 1999

3. INVESTMENTS

    During 1999, the Company made a 19.9% equity investment in a privately held Internet services company, including an advance of $0.8 million. The carrying value of this investment and advance was approximately $3.7 million at December 31, 1999, which approximates fair value. The advance, which bears interest at 8% and is payable on December 15, 2000, is classified as a component of prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 1999.

    The cost of available-for-sale marketable securities carried at fair value was $34.9 million at December 31, 1999. There were no investments held as available-for-sale as of December 31, 1998. Gross unrealized gains and losses related to securities held as available-for-sale for the year ended
December 31, 1999 are as follows (in thousands):

Gross unrealized gains......................................  $94
Gross unrealized losses.....................................   (6)
                                                              ---
  Net unrealized gains......................................  $88
                                                              ===

    At December 31, 1999, $28.2 million in marketable securities were classified as short-term and $6.8 million were recorded as long-term.

4. ACQUISITIONS

    During 1999, the Company acquired the following companies:

DATE                                   COMPANY                                LOCATION
----                                   -------                                --------
March 25, 1999.......................  Applica Corporation                    New York, NY
May 17, 1999.........................  WPL Laboratories, Inc.                 Haverford, PA
June 10, 1999........................  Web Yes, Inc.                          Somerville, MA

    The aggregate purchase price paid in connection with the acquisitions made in 1999 consisted of (i) 5,089,494 shares of common stock of the Company (ii) $2.2 million in promissory notes, and (iii) $2.5 million of cash.

    The total acquisition consideration paid for WPL Laboratories, Inc. consisted of approximately $5.0 million in cash to be paid over a four-year period and 2,728,280 shares of Breakaway common stock. Each WPL stockholder received 50% of his cash consideration at closing and will receive the remainder incrementally over a four-year period so long as the stockholder does not resign and is not terminated for cause. Of the shares of Breakaway common stock issued to the former WPL stockholders, approximately 50% are subject to Breakaway's right, which lapses incrementally over a four-year period, to repurchase the shares of the stockholder, at their value at the time of the acquisition, upon the stockholder's resignation or Breakaway's termination of the stockholder for cause.

    The total consideration paid for Web Yes, Inc. consisted of 984,982 shares of Breakaway common stock. Of the shares of Breakaway common stock issued to the former Web Yes stockholders, 685,360 are subject to Breakaway's right, which lapses incrementally over a four year period, to repurchase the shares of a particular stockholder upon the termination of his employment with Breakaway. The

                           BREAKAWAY SOLUTIONS, INC.

                           DECEMBER 31, 1998 AND 1999

4. ACQUISITIONS (CONTINUED)
repurchase price will be either at the share value at the time of the acquisition if the stockholder terminates employment or Breakaway terminates for cause, or at their fair market value if Breakaway terminates the stockholder's employment without cause.

    The acquisitions have all been accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for the acquired companies have been included with those of the Company for periods subsequent to the date of acquisition. The excess of the total purchase price for each acquired company over the allocation of fair values to the net assets has been recorded as intangible assets, as follows (in thousands):

Working capital.............................................  $   508
Other non-current assets....................................      706
Non-current liabilities.....................................     (134)
                                                              -------
                                                                1,080
                                                              -------
Intangible assets and deferred costs:
  Assembled workforce.......................................      852
  Customer base.............................................    1,463
  Goodwill..................................................    4,875
  Deferred costs............................................    6,993
                                                              -------
    Total intangible assets and deferred costs..............   14,183
                                                              -------
      Purchase price                                          $15,263
                                                              =======

    The following unaudited pro forma results of operations give effect to the acquisitions accounted for as purchases as if the transactions had occurred at the beginning of 1998. Such pro forma financial information reflects certain adjustments, including amortization of goodwill, income tax effects and an increase in the weighted average shares outstanding. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of 1998 and is not necessarily indicative of results that may be obtained in the future (in thousands, except for per share amounts):

                                                              1998       1999
                                                            --------   --------
Total revenue.............................................  $12,957    $27,358
Net loss..................................................   (2,787)   (11,641)
Net loss per share........................................  ($ 0.16)   ($ 0.61)
Weighted average common shares outstanding................   17,770     19,098

    Subsequent to December 31, 1999 the Company entered into agreements to acquire Eggrock Partners, Inc. and DataCyr Corporation (See Note 13).

                           BREAKAWAY SOLUTIONS, INC.

                           DECEMBER 31, 1998 AND 1999

5. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31 (in thousands):

                                                                1998       1999
                                                              --------   --------
Computer equipment..........................................   $1,117     $8,541
Office equipment............................................       12        137
Furniture and fixtures......................................       70        699
Construction-in-progress....................................       --        214
                                                               ------     ------
                                                                1,199      9,591
Less: Accumulated depreciation and amortization.............     (645)    (2,050)
                                                               ------     ------
                                                               $  554      7,541
                                                               ======     ======

    The cost and related accumulated amortization of property and equipment held under capital leases is as follows at December 31 (in thousands):

                                                                1998       1999
                                                              --------   --------
Cost........................................................   $ 395      $1,787
Less: Accumulated amortization..............................    (332)       (450)
                                                               -----      ------
                                                               $  63      $1,337
                                                               =====      ======

6. CAPITAL STOCK

    PREFERRED STOCK

    In October 1998, the Company's stockholders authorized 5,853,000 shares of Series A Preferred Stock. In January 1999 the Company issued 5,853,000 shares of Series A Preferred Stock at $1.42 per share. The Series A Preferred Stock was converted into common stock upon the completion of the Company's initial public offering in October 1999.

    SERIES B PREFERRED STOCK

    In July 1999, the Company issued 2,931,849 shares of Series B Preferred Stock, $.0001 par value, for $6.50 per share. The Series B Preferred Stock was converted into common stock upon the completion of the Company's initial public offering in October 1999.

    1999 EMPLOYEE STOCK PURCHASE PLAN

    The 1999 Employee Stock Purchase Plan was adopted in July 1999. The purchase plan authorizes the issuance of up to a total of 800,000 shares of common stock to participating employees.

    STOCK SPLITS

    In June and December 1998 and in September 1999, the Board of Directors approved a 2-for-1, 3-for-1 stock splits effected through stock dividends and a 4-for-5 stock split of the Company's common

                           BREAKAWAY SOLUTIONS, INC.

                           DECEMBER 31, 1998 AND 1999

6. CAPITAL STOCK (CONTINUED)
stock, respectively. All prior periods have been restated to reflect these stock splits effected as a recapitalization.

    In March 2000, the Board of Directors approved a 2-for-1 stock split effected through a stock dividend of the Company's common stock. All prior periods have been restated to reflect the split effected as a recapitalization.

    STOCK PLANS

    The Company's 1998 Stock Plan (the "Stock Plan") authorizes the Company to grant options to purchase common stock, to make awards of restricted common stock, and to issue certain other equity-related awards to employees and directors of, and consultants to, the Company. The total number of shares of common stock which may be issued under the Stock Plan is 16,240,536 shares. The Stock Plan is administered by the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration date. Non-qualified stock options may be granted at exercise prices which are above, equal to, or below the grant date fair market value of the common stock. The exercise price of options qualifying as incentive stock options may not be less than the grant date fair market value of the common stock.

    Stock options granted under the Stock Plan are nontransferable, generally become exercisable over a four-year period, and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee's employment or other relationship with the Company).

    The 1999 Stock Incentive Plan was adopted in July 1999. The 1999 plan is intended to replace the 1998 plan. Up to 9,600,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 1999 plan.

    The 1999 plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards.

                           BREAKAWAY SOLUTIONS, INC.

                           DECEMBER 31, 1998 AND 1999

6. CAPITAL STOCK (CONTINUED)
    The following table presents the combined activity of the two option plans in which offerings have occurred for the years ended December 31, 1998 and 1999:

                                                             1998                        1999
                                                   -------------------------   -------------------------
                                                                    WEIGHTED                    WEIGHTED
                                                       NUMBER       AVERAGE        NUMBER       AVERAGE
                                                         OF         EXERCISE         OF         EXERCISE
                                                      OPTIONS        PRICE        OPTIONS        PRICE
                                                   --------------   --------   --------------   --------
                                                   (IN THOUSANDS)              (IN THOUSANDS)
Outstanding options at beginning of year.........         --         $  --          9,588        $0.63
  Granted........................................      9,792         $0.62          8,378        $4.39
  Exercised......................................         --         $  --         (1,398)       $0.39
  Cancelled......................................       (204)        $0.38           (518)       $1.30
                                                       -----         -----         ------        -----
Outstanding options at end of year...............      9,588         $0.63         16,050        $2.59
                                                       =====         =====         ======        =====
Exercisable options at end of year...............      4,178         $0.50         10,054        $0.78
                                                       =====         =====         ======        =====
Weighted average fair value of options granted
  during the year................................      $ .25                       $ 4.18
                                                       =====                       ======

    The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1999:

                                                     OPTIONS OUTSTANDING
                                                 ----------------------------
                                                                   WEIGHTED        OPTIONS EXERCISABLE
                                                                    AVERAGE     -------------------------
                                                     NUMBER        REMAINING                     WEIGHTED
                                                       OF         CONTRACTUAL                    AVERAGE
                                                    OPTIONS          LIFE           NUMBER       EXERCISE
EXERCISE PRICES                                   OUTSTANDING       (YEARS)      EXERCISABLE      PRICE
-----------------------------------------------  --------------   -----------   --------------   --------
                                                 (IN THOUSANDS)                 (IN THOUSANDS)
  $0.34........................................       2,998           8.50           2,244        $0.34
  $0.51........................................         188           8.75              68        $0.51
  $0.88........................................       7,104           9.03           7,102        $0.88
  $0.89........................................         300           9.08              68        $0.89
  $0.98........................................       1,998           9.23             542        $0.98
  $1.09........................................       2,052           9.45              30        $1.09
  $5.50........................................         622           9.72              --           --
  $21.33.......................................          94           9.81              --           --
  $28.72.......................................         358           9.94              --           --
  $28.94.......................................         336           9.94              --           --
                                                     ------          -----          ------        -----
                                                     16,050           9.08          10,054        $ .77
                                                     ======          =====          ======        =====

                           BREAKAWAY SOLUTIONS, INC.

                           DECEMBER 31, 1998 AND 1999

6. CAPITAL STOCK (CONTINUED)

    The Company applies APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for its Stock Plan, and, accordingly, compensation cost is recognized in the financial statements for stock options granted to employees only when the fair value on the grant date exceeds the exercise price. The Company granted no stock options during 1996 and 1997. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 for 1998 and 1999 grants, the net loss would have been increased to the pro forma amounts indicated below:

                                                             1998                      1999
                                                    -----------------------   -----------------------
                                                    AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                                    -----------   ---------   -----------   ---------
Net loss (in thousands)...........................     $ (575)     $ (687)      $(10,367)   $(17,713)
Net loss per share................................     $(0.05)     $(0.05)      $  (0.59)   $  (1.02)

    The fair value of options at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

                                                                    OPTION
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Volatility..................................................    70.0%     135.0%
Expected option life (years)................................      10          9
Interest rate (risk free)...................................     7.0%       6.5%

    The Company has never declared nor paid dividends on any of its capital stock and does not expect to in the foreseeable future.

7. COMMITMENTS AND CONTINGENCIES

    LINE OF CREDIT

    The Company had a $0.7 million bank revolving line of credit (increased to $1.3 million in February 1999) at prime plus 1/2% (8.25% at December 31, 1998) which terminated in 1999. At December 31, 1998, the Company borrowed
$0.4 million under this line of credit. At December 31, 1999, there were no borrowings.

    OPERATING LEASES

    The Company leases its facilities under various operating leases expiring in 2003. Such leases include provisions that may require the Company to pay its proportionate share of operating costs, which exceed specific thresholds. Rent expense for the years ended December 31, 1997, 1998 and 1999 was $0.2 million, $0.6 million and $1.5 million, respectively.

    Other income in 1998 consists primarily of a payment received by the Company in connection with the early termination of its existing office lease.

                           BREAKAWAY SOLUTIONS, INC.

                           DECEMBER 31, 1998 AND 1999

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    CAPITAL LEASES

    The Company leases certain of its computer and office equipment under capital leases. Substantially all of such leases are for two years, with annual interest rates ranging from 12.7% to 13.3%. The leased equipment secures all leases.

    In September 1999, the Company entered into a Master Lease Agreement with Silicon Valley Bank to finance up to $4.0 million of equipment and software. Leases under the Master Lease Agreement have terms of thirty-six months. Payments are determined based on an annual interest rate equal to the annual rate on U.S. Treasury securities of a comparable term plus 2.5% (5.5 % at December 31, 1999). The leased equipment secures all leases. In connection with the Master Lease Agreement Breakaway issued Silicon Valley Bank warrants to purchase 21,818 shares of Breakaway common stock for $5.50 per share. The warrants are exercisable until December 21, 2002.

    The following is a schedule of future minimum rental payments required under the above leases as of December 31, 1999 (in thousands):

                                                            OPERATING   CAPITAL
                                                             LEASES      LEASES
                                                            ---------   --------
2000......................................................   $ 3,604     $  708
2001......................................................     5,292        588
2002......................................................     5,956        646
2003......................................................     6,074         --
2004......................................................     6,159         --
thereafter................................................    15,591         --
                                                             -------     ------
                                                             $42,676      1,942
                                                             =======
Less: amount representing interest........................               (1,033)
                                                                         ------
Net present value of minimum lease payments...............                  909
Less: current portion of capital lease obligations........                 (533)
                                                                         ------
Capital lease obligations, net of current portion.........               $  376
                                                                         ======

8. SIGNIFICANT CUSTOMERS

    The following table summarizes revenues from major customers (revenues in excess of 10% for the year) as a percentage of total revenues:

                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               1997       1998       1999
                                                             --------   --------   --------
Customer A.................................................     19%        27%        --
Customer B.................................................     10%        --         --
Customer C.................................................     13%        --         --

                           BREAKAWAY SOLUTIONS, INC.

                           DECEMBER 31, 1998 AND 1999

9. RELATED PARTIES

    In May 1999, Internet Capital Group ("ICG"), holder of the Company's
Series A Preferred Stock, provided $4.0 million in advances which were converted into equity in July 1999 during the Company's Series B Preferred Stock offering. In connection with this transaction, the Company issued ICG a warrant to purchase 147,744 shares of common stock at an exercise price of $4.07 per share.

    The Company's acquisition of WPL Laboratories, Inc. in May 1999 included $5.0 million in cash which was payable to the former stockholders as follows:
(a) one half at closing and (b) the remainder incrementally over a four-year period so long as the stockholder does not voluntarily terminate his employment and is not terminated for cause. This amount, which has been discounted at 7%, is reflected as due to stockholders in the accompanying consolidated balance sheet.

    Interest expense for the above arrangements was approximately $0.1 million for the year ended December 31, 1999.

    In October 1999, ICG's holdings in the Series A Preferred Stock and the Series B Preferred Stock were converted to common stock upon the completion of the Company's initial public offering. At December 31, 1999, ICG holds approximately 40% of the Company's outstanding common stock.

    During 1999, the Company provided information technology consulting services to ICG and to companies in which ICG holds equity interests ("ICG Partner Companies"). Amounts related to services provided to and amounts due from ICG and ICG Partner Companies are separately classified in the accompanying consolidated financial statements.

10. DEFERRED COMPENSATION PLAN

    The Company sponsors a qualified 401(k) deferred compensation plan (the "Plan"), which covers substantially all of its employees. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 15% of their earnings into the Plan. The Company may make matching contributions at its discretion. The Company elected not to contribute to the Plan for the years ended December 31, 1997 and 1998. During 1999, the Company made a contribution of $0.1 million to the Plan.

11. INCOME TAXES

    As discussed in Note 2, effective January 1, 1999, the Company terminated its S Corporation election and is subject to corporate-level federal and certain state income taxes. Upon termination of the S Corporation status, deferred income taxes are recorded for the tax effect of cumulative temporary differences between the financial reporting and tax bases of certain assets and liabilities, primarily deferred revenue that must be recognized currently for tax purposes, accrued expenses that are not currently deductible, cumulative differences between tax depreciation and financial reporting allowances, and the impact of the conversion from the cash method to the accrual method of reporting for tax purposes.

    No provision for federal or state income taxes has been recorded in 1999 as the Company incurred a net operating loss for the year ended December 31, 1999. The Company has recorded a valuation allowance against its deferred tax assets since management believes that, after considering all the

                           BREAKAWAY SOLUTIONS, INC.

                           DECEMBER 31, 1998 AND 1999

11. INCOME TAXES (CONTINUED)
available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. No income tax benefit has been recorded for the current year presented because of the valuation allowance.

    A reconciliation of the statutory Federal income tax rates to the Company's effective tax rate follows:

                                                          1997           1998           1999
                                                        --------       --------       --------
Statutory Federal tax rate (benefit).............        (34.0%)        (34.0%)        (34.0%)
State income taxes, (net of Federal tax
  benefits)......................................           --             --           (7.9%)
Valuation reserve movement.......................           --             --           36.1%
S Corporation effect.............................         34.0%          34.0%            --
Amortization.....................................           --             --           5.0%
Other differences................................           --             --           0.8%
                                                         -----          -----          -----
Effective income tax rate........................          0.0%           0.0%           0.0%
                                                         =====          =====          =====

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 are as follows (in thousands):

Deferred tax assets:
Accounts receivable, principally due to allowance for
  doubtful accounts.........................................    $  199
Deferred revenue............................................        97
Accrued liability relating to compensation-related
  expenses..................................................       120
Other accrued liabilities...................................         4
Fixed assets, principally attributable to differences in
  depreciation methods......................................         5
Operating loss and credit carryforwards.....................     3,294
                                                                ------
Total gross deferred tax assets.............................     3,719
  Less valuation allowance..................................    (2,560)
                                                                ------
Net deferred tax assets.....................................     1,159
                                                                ------
Deferred tax liabilities:
Intangible assets / cash to accrual.........................    (1,159)
                                                                ------
  Total gross deferred tax liabilities......................    (1,159)
                                                                ------
  Net deferred tax asset....................................    $   --
                                                                ======

    At December 31, 1999, the Company had a net operating loss carryforward for income tax reporting purposes of over $7.5 million. This net operating loss carryover will expire in 2019.

                           BREAKAWAY SOLUTIONS, INC.

                           DECEMBER 31, 1998 AND 1999

11. INCOME TAXES (CONTINUED)
    Income tax expense (benefit), assuming the Company had been a C Corporation and applying the tax laws in effect during the periods presented, for each of the two years in the period ended December 31, 1998 would have been as follows (in thousands):

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
                                                                  (UNAUDITED)
Federal tax.................................................   $ 366      $(195)
State taxes, net of federal.................................      64         --
                                                               -----      -----
                                                               $ 430      $(195)
                                                               =====      =====

12. OPERATING SEGMENTS

    Historically, the Company has operated in a single segment: strategy and internet consulting services. With the acquisitions of Applica Corporation and Web Yes, Inc. during 1999, the Company expanded its operations to include a second segment: Application and Web Hosting Services.

    The following table sets forth certain components of the Application and Web Hosting Services segment and the Strategy and Internet Consulting Services segment as of and for the year ended December 31, 1999 (in thousands):

                                                                  STRATEGY AND
                                                APPLICATION AND     INTERNET
                                                  WEB HOSTING      CONSULTING
                                                   SERVICES         SERVICE      CORPORATE    TOTAL
                                                ---------------   ------------   ---------   --------
Revenue.......................................      $ 2,092         $ 23,298                 $ 25,390
Depreciation expense..........................          823              432                    1,255
Net loss......................................       (2,515)          (7,852)                 (10,367)
Total assets..................................       11,546           20,451       45,464      77,461
Capital additions.............................        4,428            3,603                    8,031

    Substantially, all of the Company's assets are located within the United States. During 1998, one customer accounted for approximately 27% of the Company's Strategy and Internet Consulting Services revenue. During 1999, no single customer accounted for 10% or more of either Strategy and Internet Consulting Services revenue or Application and Web Hosting Services revenue.

13. SUBSEQUENT EVENTS (UNAUDITED)

    ACQUISITIONS

    Subsequent to December 31, 1999, the Company entered into the following acquisition, which will be accounted for under the purchase method of accounting:

    - EGGROCK PARTNERS, INC.

    On January 26, 2000, the Company entered into an Agreement and Plan Of Merger to acquire all the outstanding capital stock of Eggrock Partners, Inc. ("Eggrock"), a provider of system integration,

                           BREAKAWAY SOLUTIONS, INC.

                           DECEMBER 31, 1998 AND 1999

13. SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED) website design, and application hosting services. The acquisition is pending regulatory and Eggrock shareholder approval. The Agreement and Plan of Merger provides that all of Eggrock's outstanding shares of preferred stock and common stock be exchanged for shares of Breakaway's common stock based on a conversion ratio and options to purchase Eggrock common stock to be assumed by Breakaway and converted into options to purchase Breakaway common stock on the same basis. The total number of Breakaway shares of common stock to be issued in connection with the acquisition is 7,272,000. The transaction contemplates that, of the shares issued to the former Eggrock Partners, Inc. shareholders, 1,916,160 shares issued to the three founders and other members of senior management will be subject to the Company's right, which lapses incrementally over a four-year period, to repurchase the shares at the original price paid therefor by the former shareholder upon the termination of his or her employment with the Company, subject to conditions described in the agreement.

    The following unaudited pro forma consolidated results of operations gives effect to the acquisition of Eggrock as if it occurred at the beginning of 1999. Such pro forma consolidated financial information reflects certain adjustments, including amortization of goodwill and deferred costs, income tax effects and an increase in the weighted average shares. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place at the beginning of 1999 and is not necessarily indicative of results that may be obtained in the future (in thousands except per share amounts):

Revenue.....................................................  $ 39,096
Net loss....................................................  $(74,096)
Net loss per share..........................................  $  (2.80)
Weighted average common shares outstanding..................    26,459

    - DATACYR CORPORATION

    In February 2000, the Company acquired DataCyr Corporation, a software development company for 110,000 shares of Breakaway common stock. Of these shares, approximately 85% are owned by individuals who are now employed by Breakaway. These shares are subject to Breakaway's right, which lapses incrementally over a four-year period, to repurchase the shares from the applicable employees for a nominal amount upon the resignation of the employee who owns the shares on Breakaway's termination of the employee for cause. The acquisition was accounted for using the purchase method of accounting.

ITEM 9
  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The information required by Item 304 of Regulation S-K was previously reported in our Registration Statement on Form S-1 (Commission File
No. 333-83343).

                                    PART III

ITEM 10
  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. The information required by Items 401 and 405 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999, is incorporated herein by reference.

ITEM 11
  EXECUTIVE COMPENSATION

    The information required by Item 402 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2000, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999, is incorporated herein by reference.

ITEM 12
  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 403 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2000, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999, is incorporated herein by reference.

ITEM 13
  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 404 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2000, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999, is incorporated herein by reference.

                                    PART IV

ITEM 14
  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS

    The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements under
Item 8, which Index to Consolidated Financial Statements is incorporated herein by reference.

(a) (2)  FINANCIAL STATEMENT SCHEDULES

    The following schedule appears on page S-I of this Annual Report on Form 10-K:

    I. Valuation and Qualifying Accounts.

    Schedules other than those listed above are omitted because they are either not required or not applicable.

(a) (3)  EXHIBITS

    The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits filed with the Securities and Exchange Commission. Breakaway's file number under the Securities Exchange Act of 1934 is 000-27269.

(b) REPORTS ON FORM 8-K

    We did not file a current report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Boston, Commonwealth of Massachusetts, on March 30, 2000.

                                                       BREAKAWAY SOLUTIONS, INC.

                                                       By:             /s/ KEVIN COMERFORD
                                                            -----------------------------------------
                                                                         Kevin Comerford
                                                              VICE PRESIDENT, ADMINISTRATION, CHIEF
                                                            FINANCIAL OFFICER, TREASURER AND SECRETARY

    Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                   DATE
                      ---------                                    -----                   ----
                                                       President and Chief Executive
                  /s/ GORDON BROOKS                      Officer (Principal
     -------------------------------------------         Executive Officer) and       March 30, 2000
                    Gordon Brooks                        Director

                                                       Vice President,
                                                         Administration, Chief
                 /s/ KEVIN COMERFORD                     Financial Officer, Trea-
     -------------------------------------------         surer and Secretary          March 30, 2000
                   Kevin Comerford                       (Principal Financial
                                                         Officer and Principal
                                                         Accounting Officer)

            /s/ CHRISTOPHER H. GREENDALE
     -------------------------------------------       Chairman of the Board of       March 30, 2000
              Christopher H. Greendale                   Directors

                 /s/ FRANK SELLDORFF
     -------------------------------------------       Director                       March 30, 2000
                   Frank Selldorff

             /s/ WALTER W. BUCKLEY, III
     -------------------------------------------       Director                       March 30, 2000
               Walter W. Buckley, III

SCHEDULE I

                   BREAKAWAY SOLUTIONS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1999

                                                               ADDITIONS
                                                  BALANCE AT   CHARGED TO
                                                  BEGINNING    COSTS AND                      BALANCE AT
DESCRIPTION                                       OF PERIOD     EXPENSES    DEDUCTIONS (C)   END OF PERIOD
-----------                                       ----------   ----------   --------------   -------------
Allowance for doubtful accounts:
  Year ended December 31, 1997..................      $10         $55            $                $65
  Year ended December 31, 1998..................       65         189            123              131
  Year ended December 31, 1999..................      131         369            143              357

                               INDEX TO EXHIBITS

 2.1(2)                    Agreement and Plan of Merger, dated as of January 26, 2000, by and among the Registrant, Benedict Acquisition Corp. and
                           Eggrock Partners, Inc.

 3.1(1)                    Third Amended and Restated Certificate of Incorporation of
                           the Registrant.

 3.2(1)                    Amended and Restated Bylaws of the Registrant.

 4.1(1)                    Specimen certificate for shares of the Registrant's common stock.

10.1(1)*                   1998 Stock Incentive Plan.

10.2(1)*                   1999 Stock Incentive Plan, as amended.

10.3(1)*                   1999 Employee Stock Purchase Plan, as amended.

10.4(3)*                   Promissory Note in favor of the Registrant, made by Gordon
                           Brooks payable to the Registrant, dated June 23, 1999.

10.5(1)* Employment Agreement, dated November 13, 1998, by and between the Registrant and Gordon Brooks.

10.6(1)* Employment Agreement, dated December 11, 1998, by and between the Registrant and Frank Selldorff.

10.7(1)* Employment Agreement, dated February 11, 1999, by and between the Registrant and Janet Tremlett.

10.8(1)*                   Employment Agreement, dated March 25, 1999, by and between the Registrant and Babak Farzami.

10.9(1)*                   Employment Agreement, dated March 25, 1999, by and between the Registrant and Dev Ittycheria.

10.10(1)*                  Employment Agreement, February 17, 1999, by and between the
                           Registrant and Christopher Harding.

10.11(3)*                  Employment letter, dated January 26, 2000, by and between
                           the Registrant and Maureen Ellenberger.

10.12(1)*                  Employment Agreement, dated May 29, 1998, by and between the
                           Registrant and Kevin Comerford.

10.13(2)                   Form of Escrow Agreement to be entered into at closing of
                           the Merger, by and among the Registrant, Eggrock, Maureen
                           Ellenberger, as Indemnification Representation, and State
                           Street Bank and Trust Company, as Escrow Agent.

10.14(1)*                  Separation Agreement, dated as of April 28, 1999, by and
                           between the Registrant and Frank Selldorff.

10.15(1)*                  Employment Agreement, dated May 14, 1999, by and between the
                           Registrant and William Loftus.

10.16(1)*                  Option Agreement, by and between the Registrant and Frank
                           Selldorff, effective July 1, 1998.

10.17(1)*                  Option Agreement, by and between the Registrant and Kevin
                           Comerford, effective July 1, 1998.

10.18(1)*                  Option Agreement, by and between the Registrant and
                           Christopher Greendale, effective July 1, 1998.

10.19(1)*                  Option Agreement, by and between the Registrant and Janet
                           Tremlett, effective July 1, 1998.

10.20(1)*                  Amendment No. 1 to the Option Agreement, by and between
                           Janet Tremlett and the Registrant, dated January 22, 1999.

10.21(1)*                  Option Agreement, by and between the Registrant and Kevin
                           Comerford, effective October 1, 1998.

10.22(1)*                  Option Agreement, by and between the Registrant and Gordon
                           Brooks, effective December 23, 1998.

10.23(1)*                  Option Agreement, by and between the Registrant and Gordon
                           Brooks, effective December 23, 1998.

10.24(1)*                  Option Agreement, by and between the Registrant and Gordon
                           Brooks, effective December 23, 1998.

10.25(1)*                  Option Agreement, by and between the Registrant and Gordon
                           Brooks, effective December 23, 1998.

10.26(1)*                  Option Agreement, by and between the Registrant and Gordon
                           Brooks, effective December 23, 1998.

10.27(1)*                  Option Agreement, by and between the Registrant and Janet
                           Tremlett, effective January 22, 1999.

10.28(1)*                  Option Agreement, by and between the Registrant and
                           Christopher Greendale, effective February 18, 1999.

10.29(1)*                  Option Agreement, by and between the Registrant and
                           Christopher Harding, effective February 18, 1999.

10.30(1)*                  Option Agreement, by and between the Registrant and
                           Christopher Harding, effective February 18, 1999.

10.31(1)*                  Option Agreement, by and between the Registrant and Babak
                           Farzami, effective March 25, 1999.

10.32(1)*                  Option Agreement, by and between the Registrant and Dev
                           Ittycheria, effective March 25, 1999.

10.33(3)*                  Promissory Note in favor of the Registrant, made by William
                           Loftus payable to the Registrant, dated June 23, 1999.

10.34(3)*                  Restricted Stock Agreement, dated January 26, 2000, by and between the Registrant and Maureen Ellenberger.

10.35(1)                   Lease Agreement dated as of July 22, 1998, by and between
                           the Registrant and Equity Office Properties Trust.

10.36(3)*                  Option Agreement, by and between the Registrant and Gordon
                           Brooks, effective December 1999.

10.37(1)                   Warrant to purchase the Registrant's common stock, dated May
                           13, 1999, issued by the Registrant to Internet Capital
                           Group.

10.38(1)*                  Stock Pledge Agreement, dated as of May 14, 1999, by and
                           between the Registrant and William Loftus.

10.39(1)*                  Stock Restriction Agreement, dated as of May 14, 1999, by
                           and between the Registrant and William Loftus.

10.40(1)                   Amended and Restated Investors' Rights Agreement, dated as of July 2, 1999, by and between the Registrant and the
                           investors named therein.

10.41(3)                   Promissory Note in favor of the Registrant made by Gordon
                           Brooks payable to the Registrant, dated February 6, 2000.

10.42(1)*                  Employment Agreement, dated September 12, 1999, by and
                           between the Registrant and Adam Sholley.

10.43(1)*                  Master Lease Agreement, dated as of September 29, 1999, by and between the Registrant and Silicon Valley Bank.

10.44(1)*                  Warrant to purchase the Registrant's common stock, dated
                           September 29, 1999, issued by the Registrant to Silicon
                           Valley Bank.

10.45(2) Registration Rights Agreement to be entered into at the closing of the Merger, by and among the Company and the stockholders of Eggrock named therein.

10.46(2) Stockholder Agreement, dated January 26, 2000, by and between the Registrant, Benedict Acquisition Corp. and certain stockholders of Eggrock named therein.

10.47(2)*                  Promissory Note in favor of the Registrant, made by John
                           Loftus payable to the Registrant, dated June 23, 1999.

10.48(2)*                  Offer letter to John Loftus from the Registrant, dated
                           May 14, 1999.

10.49(2)*                  Stock Restriction Agreement, dated as of May 14, 1999, by
                           and between the Registrant and John Loftus.

21.1(3)                    Schedule of subsidiaries of the Registrant.

23.2                       Consent of KPMG LLP.

27.1                       Financial Data Schedule for the year ended December 31,
                           1999.

------------------------

* Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(1) Incorporated by reference to the registration statement on Form S-1 (File No. 333-83343) as declared effective by the Securities and Exchange Commission on October 5, 1999.

(2) Incorporated by reference to the registration statement on Form S-4 (File No. 333-31194) as declared effective by the Securities and Exchange Commission on March 10, 2000.

(3) Incorporated by reference to the registration statement on Form S-1 (File No. 333-33468).