Form 10-Q
period 2000-03-31
BREAKAWAY SOLUTIONS INC
filed 2000-05-15
CIK 1076643

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        Commission File Number: 000-27269

                            BREAKAWAY SOLUTIONS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                          04-3285165
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


         50 ROWES WHARF
     BOSTON, MASSACHUSETTS                                  02110
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


                                 (617) 960-3400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X   No
                                  -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

There were 35,281,002 shares of the Registrant's common stock, $0.000125 par value per share, outstanding as of March 31, 2000.

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Factors that May Affect Future Results" and elsewhere in this Quarterly Report on Form 10-Q. We do not assume any obligation to update any of the forward-looking statements we make.

                   BREAKAWAY SOLUTIONS, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                                                                     PAGE
                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets at December 31, 1999
           and March 31, 2000 .....................................    3

         Consolidated Statements of Operations for the three months
           ended March 31, 1999 and March 31, 2000 ................    4

         Consolidated Statements of Cash Flows for the three
           months ended March 31, 1999 and March 31, 2000 .........    5

         Consolidated Statements of Comprehensive Income for the
           three months ended March 31, 1999 and March 31, 2000 ...    6

         Notes to Consolidated Financial Statements ...............    7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ....................   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk   21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ........................................   21

Item 2.  Changes in Securities and Use of Proceeds ................   21

Item 3.  Defaults upon Senior Securities ..........................   21

Item 4.  Submission of Matters to a Vote of Security Holders ......   21

Item 5.  Other Information ........................................   22

Item 6.  Exhibits and Reports on Form 8-K .........................   22

SIGNATURE .........................................................   23

                            BREAKAWAY SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE-RELATED AMOUNTS)

                                                                                 December 31,       MARCH 31,
                                                                                     1999             2000
                                                                                -------------       ---------
                                    Assets                                                         (UNAUDITED)
Current assets:
   Cash and cash equivalents .................................................   $  3,920            $  6,667
   Short-term investments ....................................................     26,222              12,071
   Accounts  receivable,  net of allowance for doubtful  accounts of
   $357 in 1999 and $1,014 in 2000, respectively .............................      7,559               6,531
   Unbilled revenues on contracts ............................................        725               1,832
   Accounts receivable from related parties ..................................      3,991               4,762
   Prepaid expenses and other current assets .................................      2,548               3,899
                                                                                 --------            --------
       Total current assets ..................................................     44,965              35,762
   Investments ...............................................................      9,705              12,366
   Restricted cash ...........................................................      2,005               3,301
   Property and equipment, net ...............................................      7,541              14,727
   Intangible assets and deferred costs, net of accumulated depreciation .....     12,181              17,776
   Loan to officer ...........................................................       --                 1,010
   Loans to employees ........................................................        568                 575
   Other assets ..............................................................        496               1,058
                                                                                 --------            --------
         Total assets ........................................................   $ 77,461            $ 86,575
                                                                                 ========            ========
                     Liabilities and Stockholders' Equity

Current liabilities:
   Due to stockholders - current portion .....................................   $    625            $    625
   Capital lease obligations - current portion ...............................        533                 522
   Accounts payable ..........................................................      2,955               3,259
   Accrued compensation and related benefits .................................      1,477               3,023
   Accrued expenses ..........................................................      1,306               2,780
   Deferred revenue ..........................................................        224                 678
                                                                                 --------            --------
       Total current liabilities .............................................      7,120              10,887
                                                                                 --------            --------
Due to stockholders - long-term portion ......................................      1,625               1,842
Due to investors .............................................................       --                 1,322
Capital lease obligations - long-term portion ................................        376                 254
                                                                                 --------            --------
       Total long-term liabilities ...........................................      2,001               3,418
                                                                                 --------            --------
         Total liabilities ...................................................      9,121              14,305
                                                                                 --------            --------
Commitments and Contingencies
Stockholders' Equity:
   Common stock, $0.000125 par value, 80,000,000 shares authorized;
     37,889,084 shares and 38,391,402 shares issued in 1999 and 2000, respectively, and 34,778,684 shares and 35,281,002 shares outstanding
     in 1999 and 2000, respectively ..........................................          4                   4
   Additional paid-in capital ................................................     78,868              85,987
   Less: deferred compensation ...............................................       (253)               (235)
   Less: treasury stock, at cost .............................................       --                  --
   Accumulated deficit .......................................................    (10,367)            (13,590)
   Accumulated other comprehensive income:
     Change in unrealized gain on investments ................................         88                 104
                                                                                 --------            --------
       Total stockholders' equity ............................................     68,340              72,270
                                                                                 --------            --------
         Total liabilities and stockholders' equity ..........................   $ 77,461            $ 86,575
                                                                                 ========            ========

           See accompanying notes to consolidated financial statements

                            BREAKAWAY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     Three Months Ended
                                                                          March 31,
                                                                         (Unaudited)
                                                                      1999        2000
                                                                    --------    --------
Revenue, including revenue from related parties of $6,054 in 2000   $  3,111    $ 18,147
                                                                    --------    --------
Operating expenses:
   Project personnel costs ......................................      1,553       8,158
   Selling, general and administrative expenses .................      1,832      12,606
   Amortization of deferred costs ...............................       --           138
   Amortization of goodwill and intangible assets ...............       --           839
                                                                    --------    --------
     Total operating expenses ...................................      3,385      21,741
                                                                    --------    --------
Operating loss ..................................................       (274)     (3,594)
Other income (expense):
   Other income .................................................         20        --
   Interest income ..............................................         32         459
   Interest expense .............................................        (14)        (88)
                                                                    --------    --------
     Total other income .........................................         38         371
                                                                    --------    --------
     Net loss ...................................................   $   (236)   $ (3,223)
                                                                    ========    ========
Net loss per share:
  Basic and diluted .............................................   $  (0.02)   $  (0.09)
                                                                    ========    ========
Weighted average common shares outstanding:
  Basic and diluted .............................................      9,847      35,106
                                                                    ========    ========

          See accompanying notes to consolidated financial statements.

                            BREAKAWAY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                         (UNAUDITED)
                                                                                      1999        2000
                                                                                   ----------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..................................................................   $   (236)   $ (3,223)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization .........................................        105       1,920
         Compensation expense for issuance of common stock options .............       --            18
         Change in operating assets and liabilities net of impact of acquisition of business:
           Accounts receivable .................................................       (499)      1,109
           Unbilled revenue on contracts .......................................       (174)     (1,107)
           Increase in amounts due from related parties ........................       --          (771)
           Prepaid expenses and other current assets ...........................         (6)     (1,295)
           Accounts payable ....................................................       (667)       (105)
           Accrued compensation and related benefits ...........................        366       1,546
           Accrued expenses ....................................................         68       1,370
           Deferred revenue ....................................................        (97)        454
                                                                                   --------    --------
              Net cash used in operating activities ............................     (1,140)        (84)
                                                                                   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of investments .......................................................       --        10,210
     Purchase of property and equipment ........................................        (72)     (7,393)
     Increase in cash surrender value of life insurance ........................        (62)        (32)
     Increase in due to investors ..............................................       --         1,322
                                                                                   --------    --------
              Net cash (used in) provided by investing activities ..............       (134)      4,107
                                                                                   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of preferred stock .................................      8,292        --
     Increase in amounts due to stockholders ...................................       --           217
     Proceeds from exercise of stock options ...................................        100         367
     Proceeds from credit line .................................................        576        --
     Repurchase and retirement of common stock .................................     (4,469)       --
     Advances to employees .....................................................       --        (1,017)
     Repayments of advances to employees .......................................          6        --
     (Increase) decrease in deposits ...........................................         17        (530)
     Payments of note payable ..................................................       --          (180)
     Payments of capital lease obligation ......................................        (59)       (133)
                                                                                   --------    --------
              Net cash provided by (used in) financing activities ..............      4,463      (1,276)
                                                                                   --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ......................................      3,189       2,747
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD ..............................         17       3,920
                                                                                   ========    ========
CASH AND CASH EQUIVALENTS, AT END OF PERIOD ....................................   $  3,206    $  6,667
                                                                                   ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest ....................................................   $     14    $     88
                                                                                   ========    ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock in connection with acquisition of business .......   $  1,418    $  6,752
                                                                                   ========    ========
ACQUISITION OF BUSINESS:
     Assets acquired ...........................................................   $  1,904    $  7,445
     Liabilities assumed .......................................................       (486)       (693)
     Common stock and stock options issued .....................................     (1,418)     (6,752)
                                                                                   ========    ========
              Net cash paid for acquisition of business ........................   $   --      $   --
                                                                                   ========    ========


          See accompanying notes to consolidated financial statements.

                            BREAKAWAY SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                            Three Months Ended
                                                                 March 31,
                                                                (Unaudited)
                                                               1999      2000
                                                             -------    --------
Net loss .................................................   $  (236)   $(3,223)
Other comprehensive income:
   Change in unrealized gain on investments ..............      --           16
                                                             -------    -------
Comprehensive income .....................................   $  (236)   $(3,207)
                                                             =======    =======
Accumulated Other Comprehensive Income

The accumulated balance for other comprehensive income is:

Balance, December 31, 1998 ...............................   $  --
Change in period .........................................      --
                                                             -------
Balance, March 31, 1999 ..................................   $  --
                                                             =======
Balance, December 31, 1999 ...............................   $    88
Change in period .........................................        16
                                                             -------
Balance, March 31, 2000 ..................................   $   104
                                                             =======


          See accompanying notes to consolidated financial statements.

                            BREAKAWAY SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Breakaway Solutions, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, and the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

On March 6, 2000, the Board of Directors approved a two-for-one stock dividend distributed on March 23, 2000 to shareholders of record as of March 7, 2000. All share data shown in the accompanying consolidated financial statements have been retroactively restated to reflect this stock split.

In December 1999, we formed Breakaway Capital I LLC ("Breakaway Capital"), a wholly owned venture capital fund, for the primary purpose of making investments in clients. We intend to make total investments of approximately $5 million through Breakaway Capital. As of March 31, 2000, Breakaway Capital had invested approximately $3.0 million. Breakaway Capital continues to evaluate other investment opportunities. We intend to distribute approximately 50% of the profits earned by Breakaway Capital to certain employees who are not our executive officers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET INCOME (LOSS) PER SHARE

In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share. SFAS 128 requires the presentation of basic and diluted net income (loss) per share for all periods presented. As the Company was in a net loss position for the first three months ended March 31, 1999 and March 31, 2000, common stock equivalents of 2,476,122 and 969,872, respectively, were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share, and has not been presented separately.

NOTE 3 - ACQUISITIONS

Effective February 18, 2000, the Company acquired DataCyr Corporation ("DataCyr"), a software development company for 110,000 shares of Breakaway common stock. Of these shares, approximately 85% are owned by individuals who are now employed by Breakaway. These shares are subject to Breakaway's right, which lapses incrementally over a four-year period, to repurchase the shares from the applicable employees for a nominal amount upon the resignation of the employee who owns the shares on Breakaway's termination of the employee for cause. The acquisition was accounted for using the purchase method of accounting.

                            BREAKAWAY SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000

NOTE 3 - ACQUISITIONS - CONTINUED

Effective at 11:59 pm on March 31, 2000, we acquired Eggrock Partners, Inc. ("Eggrock"), a full service consulting and systems integration firm that focused on delivering customer-centered business solutions to emerging enterprises. The total consideration for this acquisition was 7,272,000 shares of Breakaway Common Stock. Of these shares, approximately 6,176,331 shares were issued to Eggrock stockholders and approximately 1,095,621 shares were reserved for issuance to Eggrock option holders. At closing, Eggrock options were converted into options to acquire Breakaway Common Stock on the same basis as Eggrock stock was converted into the right to receive Breakaway common stock. Of the shares of our common stock issued to former Eggrock stockholders at closing, approximately 30.5% are subject to vesting over a four-year period from the closing date. We are accounting for this acquisition using the purchase method of accounting, resulting in approximately $272 million of intangible assets and deferred costs that will be amortized over a three to five-year period from the closing of the acquisition.

The following unaudited pro forma consolidated results of operations gives effect to the acquisition of Eggrock as if it occurred at the beginning of 2000. Such pro forma consolidated financial information reflects certain adjustments, including amortization of goodwill and deferred costs, income tax effects and an increase in the weighted average shares. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place at the beginning of 2000 and is not necessarily indicative of results that may be obtained in the future (in thousands except per share amounts):

 Revenue ..................................   $ 23,993
 Net loss .................................   $ (6,230)
 Net loss per share .......................   $  (0.16)
 Weighted average common shares outstanding     39,366

NOTE 4 - RELATED PARTY TRANSACTIONS

INTERNET CAPITAL GROUP

As of March 31, 2000, Internet Capital Group beneficially owned 38.3% of the outstanding shares of Breakaway common stock.

Subsequent to March 31, 1999, we began providing services to Internet Capital Group and some of Internet Capital Group's affiliated entities. During the first three months ended March 31, 2000, our total revenues derived from engagements with Internet Capital Group and its affiliates were approximately $5.7 million.

KATALYST LLC

During the fourth quarter of 1999, we made an investment in Katalyst LLC of $3.0 million, and loaned Katalyst LLC $0.8 million which is reflected as a note receivable. During the first three months ended March 31, 2000, our total revenues derived from engagements with Katalyst LLC and its affiliates were approximately $0.4 million.

                            BREAKAWAY SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000

NOTE 4 - RELATED PARTY TRANSACTIONS - CONTINUED

Loan to officer

In February 2000, the Company made an unsecured loan to Gordon Brooks, its President and Chief Executive Officer and director, in the amount of $1.0 million. The loan is evidenced by a promissory note which is due, together with interest at 6.21% per annum on the first to occur of the third anniversary of the loan, thirty days after his ceasing to be employed by the Company or an event of default by Mr. Brooks which includes, among other things, any violation of the non-competition, non-solicitation or confidentiality provisions of his employment agreement.

NOTE 5 - OPERATING SEGMENTS

Historically, we have operated in a single segment: strategy and internet consulting services. With the acquisitions of Applica and Web Yes, Inc. subsequent to March 31, 1999, we expanded our operations to include a second segment: Application and Web Hosting Services.

The following table sets forth certain components of the Application and Web Hosting Services segment and the Strategy and Internet Consulting Services segment as of and for the first quarter ended March 31, 2000 (in thousands):

                                          STRATEGY AND
                        APPLICATION AND     INTERNET
                          WEB HOSTING      CONSULTING
                           SERVICES         SERVICE     CORPORATE    TOTAL
Revenue ...............    $  2,801         $ 15,346                 $ 18,147
Depreciation expense...         523              420                      943
Net loss ..............        (808)          (2,415)                  (3,223)
Total assets ..........      12,906           22,856       50,813      86,575
Capital additions .....       4,149            1,236          435       5,820

Substantially all of the Company's assets are located within the United States. During the first three months ended March 31, 2000, two customers accounted for approximately 28.8% of the Company's Strategy and Internet Consulting Services revenue and four customers accounted for approximately 51.1% of the Company's Application and Web Hosting Services revenue.

                            BREAKAWAY SOLUTIONS, INC.

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

Our expense items include project personnel costs, sales and marketing expenses and general and administrative expenses:

                            BREAKAWAY SOLUTIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUES. Revenues for the first quarter ended March 31, 2000 increased by $15.0 million, or 483.3%, to $18.1 million from $3.1 million for the first quarter ended March 31, 1999. The increase was due primarily to greater market demand for Internet professional services and increased revenues derived from our application hosting line of business, which generated $2.8 million, or 15.4%, of our total revenues for the first quarter ended March 31, 2000. There were no revenues derived from our application hosting service line during the first three months of 1999. Additionally, we expanded geographically, which increased our market presence and revenues.

PROJECT PERSONNEL COSTS. Project personnel costs for the first quarter ended March 31, 2000 increased by $6.6 million, or 425.3%, to $8.2 million from $1.6 million for the first quarter ended March 31, 1999. Project personnel costs represented 45.0% of revenues for the first quarter ended March 31, 2000, as compared to 49.9% of revenues for the first quarter ended March 31, 1999. The increase in absolute dollars was due primarily to an increase in the number of employees hired to perform the client services delivered. Project personnel costs decreased as a percentage of revenues for the first quarter ended March 31, 2000 due primarily to an increase in the average hourly billable rate of our professionals over the comparable period in 1999 and, to a lesser extent, due to an increase in the average employee utilization rate.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the first quarter ended March 31, 2000 increased by $10.8 million, or 588.1%, to $12.6 million from $1.8 million for the first quarter ended March 31, 1999. As a percentage of revenues, selling, general and administrative expenses increased from 58.9% for the first quarter ended 1999 to 69.5% for the first quarter ended 2000. The increase in 2000 was due primarily to increases in salaries and related expenses to support increased administrative employees, outside professional fees for recruiting in connection with the recruiting and hiring of billable consultants and the investment in our application hosting service line infrastructure. Selling, general and administrative expenses incurred relating to our application hosting service line were $1.6 million for the first quarter ended March 31, 2000. Selling, general and administrative expenses incurred relating to bad debt expense were $0.8 million for the first quarter ended March 31, 2000 as compared to $0.01 million for the first quarter ended March 31, 1999. This expense increased primarily as a result of increasing revenues and the increasing risk of collections among certain of our clients.

NON-CASH CHARGES. Amortization of deferred costs, goodwill and intangible assets increased $1.0 million or 100% for the first quarter ended March 31, 2000, representing 5.4% of revenues. The increase is attributable to amortization related to intangible assets recorded upon the acquisitions of Applica Corporation, WPL Laboratories, Inc., Web Yes, Inc. and DataCyr Corporation. We amortize deferred costs and intangible assets over their estimated useful lives, ranging from three to five years. Amortization of deferred costs were $0.1 million in connection with the DataCyr acquisition.

INTEREST INCOME. Interest income for the first quarter ended March 31, 2000 increased to $0.5 million from $0.03 million for the first quarter ended March 31, 1999. The increase in 2000 was due primarily to interest income earned on the invested portion of proceeds from the October 1999 initial public offering of Breakaway common stock.

                            BREAKAWAY SOLUTIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

From inception through December 31, 1998, we funded our operations primarily through cash provided by operations and a line of credit. In 1999, we funded our operations through the issuance of preferred and common stock, and to a lesser extent, through a line of credit and equipment leases. In October 1999, we issued 6,900,000 shares of our Common Stock in an initial public offering.
Our net proceeds were approximately $42.0 million.

Our cash and cash equivalents, short-term investments and long-term investments balance was $31.1 million as of March 31, 2000 and $41.9 million at December 31, 1999. Our working capital $26.9 million as of March 31, 2000 and $39.9 million at December 31, 1999.

Cash used in operating activities was $0.1 million for the first three months of 2000 and $1.1 million for the first three months of 1999. Cash used in operating activities during the first three months of 2000 primarily resulted from a net loss, an increase in prepaid expenses and other current assets and an increase in net accounts receivable. These increases in cash used were partially offset by cash provided by an increase in accounts payable, accrued compensation and related benefits, accrued expenses and deferred revenue.

Cash provided by investing activities was $4.1 million for the first three months of 2000 and $0.1 million for the first three months of 1999. The increase in cash used investing activities for the first three months of 2000 was primarily due to the sale of investments to be used for operating needs and to fund our application hosting service line growth.

We used cash for capital expenditures of $7.4 million for the first three months of 2000 and $0.1 million for the first three months of 1999. These expenditures were primarily for computer equipment, telecommunications equipment and furniture and fixtures to support our growth, and to build our application hosting service line.

Cash used in financing activities was $1.3 million for the first three months of 2000 and cash provided by financing activities was $4.5 million for the first three months of 1999. Cash used in financing activities for the first three months of 2000 primarily resulted from an increase in advances to employees, deposits, payments of notes payable and capital lease obligations. These increases were partially offset by cash provided by proceeds from exercise in stock options and an increase in amounts due to stockholders.

We have various equipment lease financing facilities. The terms of these equipment lease financings average two years. The annual interest rates on borrowings range from 12.7% to 13.3%.

Our accounts receivable relative to our revenues has decreased from 115.7% for the fourth quarter of 1999 to 72.3% for the first quarter of 2000. This decrease was due primarily to improvements in our billing and collection process.

We believe that the proceeds of our initial public offering and funds that are available under our line of credit will be sufficient to finance our capital requirements for the balance of this fiscal year. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations in the absence of other sources. There also can be no assurance that any additional required financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

                            BREAKAWAY SOLUTIONS, INC.

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

WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT TO INCUR LOSSES IN THE FUTURE AND WILL NOT BE SUCCESSFUL UNLESS WE CAN REVERSE THIS TREND

We expect to continue to incur increasing sales and marketing, infrastructure development and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties with respect to our business model. We experienced net losses of $0.6 million and $10.4 million for the fiscal years ended December 31, 1998 and 1999, respectively and a net loss of $3.2 million for the first three months ended March 31, 2000. We expect to continue to incur significant operating losses in the foreseeable future. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future, or raise capital.

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE LIKELY TO VARY, WHICH MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE

Our quarterly revenues and operating results are volatile and difficult to predict. Our quarterly operating results have varied in the past and are likely to vary significantly from quarter to quarter in the future. It is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. If so, the market price of our common stock may decline significantly. Factors that may cause our results to fluctuate include:

    o the amount and timing of demand by our clients for application hosting and e-business solution services;

                            BREAKAWAY SOLUTIONS, INC.

FACTORS THAT MAY AFFECT FUTURE RESULTS - CONTINUED

    o goodwill amortization charges attributable to the acquisition of Eggrock;

    o our ability to collect accounts receivable from some of our growing enterprise clients who, as a result of their short operating histories and emerging businesses, have not paid us, may pay us only a portion of what we are owed, or may delay paying us for an extended period;

    o    our ability to obtain new and follow-on client engagements;

    o    the number, size and scope of our projects;

    o cancellations or reductions in the scope of major consulting and systems integration projects;

    o our ability to enter into multi-year contracts with application hosting clients;

    o    cancellations of month-to-month application hosting contracts;

    o    the length of the sales cycle associated with our service offerings;

    o    the introduction of new services by us or our competitors;

    o    changes in our pricing policies or those of our competitors;

    o gains recognized and related compensation expenses we incur as a result of our venture capital investments and commitments to employees based on the performance of those investments;

    o our ability to attract, train and retain skilled personnel in all areas of our business;

    o our ability in a consistent and accurate manner to manage costs, including personnel costs and support services costs; and

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

                            BREAKAWAY SOLUTIONS, INC.

FACTORS THAT MAY AFFECT FUTURE RESULTS - CONTINUED

    o    expand, train and manage our employee base effectively; and

    o    enlarge our infrastructure for application hosting services.

WE RELY ON A SMALL NUMBER OF CLIENTS FOR MOST OF OUR REVENUES; OUR REVENUES WILL DECLINE SIGNIFICANTLY IF WE CANNOT KEEP OR REPLACE THESE CLIENTS

In 1998, revenues from a single client accounted for approximately 27.0% of our total revenues, and revenues from our five largest clients accounted for 54.0% of total revenues. In 1999, while no single client accounted for more than 10% of our total revenues, Internet Capital Group, which is our largest shareholder and has two representatives on our Board of Directors, and companies related to or owned in part by Internet Capital Group accounted for 17.9% of total revenues. Revenues from our five largest clients accounted for approximately 26% of total revenues in 1999. If these clients do not need or want to engage us to perform additional services for them and we are not able to sell our services to new clients at comparable or greater levels, our revenues will decline.

OUR FUTURE SUCCESS IS UNCERTAIN BECAUSE WE HAVE SIGNIFICANTLY CHANGED OUR
BUSINESS

Prior to 1999, we primarily provided traditional systems integration services along with limited strategic planning and Internet systems integration services. In 1999, we added application hosting to our service offerings and substantially increased our capacity to provide strategic planning and Internet systems integration services through three acquisitions and significant hiring of professionals. We will further expand our consulting and systems implementation services in connection with our acquisition of Eggrock. In part due to these recent significant changes, we are subject to the risk that we will fail to successfully implement our business model and strategy. This risk is heightened because we are operating in the new and rapidly evolving e-business solutions market. Our historical results of operations do not reflect our new service offerings. Consequently, our historical operating results and pro forma financial information may not give you an accurate indication of how we will perform in the future.

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

                            BREAKAWAY SOLUTIONS, INC.

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

From January 1, 1999 to date, we have acquired five companies. We anticipate undertaking additional acquisitions in the future. Acquisitions involve a number of risks, including:

    o    diversion of management attention;

    o amortization of substantial goodwill, adversely affecting our reported results of operations;

    o inability to retain the management, key personnel and other employees of the acquired business;

    o inability to establish effective and uniform standards, controls, procedures and policies;

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

WE FACE INCREASED RISKS IN CONDUCTING BUSINESS ABROAD WHICH MAY DAMAGE OUR BUSINESS RESULTS

One component of our growth strategy is to expand into international markets. We recently opened an office in London and anticipate opening other offices outside the United States. We believe that we will face certain risks in doing business abroad that we do not face domestically. Among the international risks we believe are most likely to affect us are:

    o costs and difficulties in staffing and managing international operations;

    o strains on our financial and other systems to properly administer VAT and other taxes, and different cost structures;

    o    unexpected changes in regulatory requirements;

    o    increased tariffs and other trade barriers;

    o costs and delays of localizing products and offerings for local market and the costs and difficulties in complying with local business customs;

    o    difficulties in enforcing contractual and intellectual property rights;

    o heightened risks of political and economic instability and the possibility of nationalization or expropriation of industries or properties;

    o potentially adverse tax consequences including restrictions on repatriating earnings and the threat of "double taxation;"

    o the burden of complying with a wide variety of foreign laws and regulations, some of which may conflict with U.S. laws;

    o currency issues, including fluctuations in current exchange rates and the adoption of the Euro by many countries of the European Union by 2003; and

    o restrictions on the import and export of sensitive U.S. technologies, such as data security and encryption software and systems that we may wish to deliver to our customers.

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

                            BREAKAWAY SOLUTIONS, INC.

FACTORS THAT MAY AFFECT FUTURE RESULTS - CONTINUED

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

    o negative publicity about Breakaway and our services, which could adversely affect our ability to attract or retain clients; or

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

                            BREAKAWAY SOLUTIONS, INC.

FACTORS THAT MAY AFFECT FUTURE RESULTS - CONTINUED

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

WE DEPEND ON A LIMITED NUMBER OF KEY PERSONNEL WHO HAVE RECENTLY JOINED US AND WHOM WE MAY NOT BE ABLE TO RETAIN

Many members of our senior management joined us in 1999 and 2000. Many of these individuals have not previously worked together and are becoming integrated as a management team. As a result, our senior managers may not work together effectively as a team. In addition, due to the competitive nature of our industry, we may not be able to retain all of our senior managers.

                            BREAKAWAY SOLUTIONS, INC.

FACTORS THAT MAY AFFECT FUTURE RESULTS - CONTINUED


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

OUR BUSINESS MAY SUFFER IF GROWTH IN THE USE OF THE INTERNET DECLINES

Our business is dependent upon continued growth in the use of the Internet by our clients, prospective clients and their customers and suppliers. If the number of users on the Internet does not increase and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and, as a result, our revenues would decline. Factors that may affect Internet usage or electronic commerce adoption include:

    o actual or perceived lack of security of information and the actual or threatened threat of computer "viruses" or other malicious code;

                            BREAKAWAY SOLUTIONS, INC.

    o    lack of access and ease of use;

    o    congestion of Internet traffic;

    o    inconsistent quality of service;

    o    increases in access costs to the Internet;

    o excessive governmental regulation or the imposition of taxation on Internet transactions;

    o    uncertainty regarding intellectual property ownership;

    o    reluctance to adopt new business methods; and

    o    costs associated with the obsolescence of existing infrastructure.

                            BREAKAWAY SOLUTIONS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. We invest our cash in money market funds, which are subject to minimal credit and market risk. We believe the market risks associated with these financial instruments are immaterial.

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

On February 18, 1999, Breakaway issued and sold an aggregate of 110,000 shares of its common stock to the former stockholders of DataCyr Corporation as consideration for the merger of DataCyr into a wholly owned subsidiary of Breakaway pursuant to an Agreement and Plan of Merger.

We are furnishing the following information with respect to the use of proceeds from our initial public offering of common stock in October 1999:

    (1) The effective date and Commission file number of the registration statement for the offering were October 5, 1999 and 333-83343, respectively.
    (2)      The offering commenced on October 6, 1999.
    (3)      Not applicable.
    (4)(i) The offering terminated on October 6, 1999 after all of the shares were sold.
    (4)(ii) The managing underwriters for the offering were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc. and Deutsche Bank Securities, Inc.
    (4)(iii) We registered shares of our common stock in the offering.
    (4)(iv) All of the 6,900,000 shares of common stock (as adjusted to reflect the above described stock split) registered for the account of Breakaway were sold in the offering. The aggregate offering price of the shares registered and sold for the account of Breakaway in the offering was $48,300,000.
    (4)(v) From October 5, 1999 through March 31, 2000, the actual expenses incurred are as follows:

             Underwriting discount ............   $3,381,000
             SEC registration fee .............       11,510
             NASD filing fee ..................        4,640
             Nasdaq National Market listing fee      104,328
             Blue Sky fees and expenses .......       10,000
             Transfer Agent and Registrar fees        15,000
             Accounting fees and expenses .....      563,199
             Legal fees and expenses ..........      679,663
             Printing and mailing expenses ....      366,275
             Roadshow and branding expenses ...    1,198,071
                                                  ----------
             Total ............................   $6,333,686*
                                                  =========

                            BREAKAWAY SOLUTIONS, INC.

Item 2.  Changes in Securities and Use of Proceeds - continued

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

    (4)(vii) From October 5, 1999 through March 31, 2000, approximately $7,000,000 of the offering proceeds were used to develop the sales and marketing organization, approximately $8,000,000 of the offering proceeds were used for the establishment and development of regional offices and solutions' labs and approximately $2,200,000 to fund Breakaway Capital. The balance of the offering proceeds ($27,966,314) were invested in cash equivalents and other marketable securities. All payments of the offering proceeds were to persons other than directors, officers, general partners of Breakaway or their associates, persons owning 10% or more of the equity securities of Breakaway or affiliates of Breakaway.

    (4)(viii) Not applicable.

Item 3.  Defaults upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

During the first quarter of fiscal 2000, there were no matters submitted to a vote of security holders.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

27.1      Financial Data Schedule.

(b) Reports on Form 8-K:

We did not file a current report on Form 8-K during the three month period ended March 31, 2000.

                           BREAKAWAY SOLUTIONS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BREAKAWAY SOLUTIONS, INC.

Date:  May 15, 2000                             /S/  KEVIN COMERFORD
                                                ------------------------------
                                                KEVIN COMERFORD
                                                Vice President, Administration,
                                                Chief Financial Officer,
                                                Treasurer and Secretary
                                                (Principal financial officer and
                                                chief accounting officer)

                           BREAKAWAY SOLUTIONS, INC.

                                 EXHIBIT INDEX


Exhibit No.          Description
-----------          -----------

   27.1              Financial Data Schedule