Form 10-Q
period 2000-06-30
BREAKAWAY SOLUTIONS INC
filed 2000-08-14
CIK 1076643

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO_________

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

                             Yes /X/     No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

There were 45,017,253 shares of the Registrant's common stock, $0.000125 par value per share, outstanding on June 30, 2000.

                   BREAKAWAY SOLUTIONS, INC. AND SUBSIDIARIES
                           TABLE OF CONTENTS FORM 10-Q

 PART I - FINANCIAL INFORMATION

                                                                                        PAGE
 Item 1.  Financial Statements
           Consolidated Balance Sheets at December 31, 1999
           and June 30, 2000                                                            3

           Consolidated Statements of Operations for the three months and six
           months ended June 30, 1999 and June 30, 2000                                 4

           Consolidated Statements of Cash Flows for the six months ended June
           30, 1999 and June 30, 2000                                                   5

           Consolidated Statements of Comprehensive Income for the three months
           and six months ended June 30, 1999 and June 30, 2000                         6

           Notes to Consolidated Financial Statements                                   7

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                         11

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   22

 PART II - OTHER INFORMATION                                                           22

 Item 1.  Legal Proceedings                                                            22

 Item 2.  Changes in Securities and Use of Proceeds                                    22

 Item 3.  Defaults upon Senior Securities                                              23

 Item 4.  Submission of Matters to a Vote of Security Holders                          23

 Item 5.  Other Information                                                            23

 Item 6.  Exhibits and Reports on Form 8-K                                             23

 SIGNATURE                                                                             24


Form 10Q                                                            Page 3 of 24

                            BREAKAWAY SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE-RELATED AMOUNTS)

                                                                                    DECEMBER 31,           JUNE 30,
                                                                                        1999                2000
                                                                               ------------------   -------------------
                                                                                                          (UNAUDITED)
                                      ASSETS
Current assets:
   Cash and cash equivalents                                                            $3,920              $12,424
   Short-term investments                                                               28,227               42,081
   Accounts  receivable, net of allowance for doubtful accounts of $357 in
      1999 and $2,171 in 2000, respectively                                              7,559               11,418
   Accounts receivable from related parties                                              3,991               11,127
   Unbilled revenue on contracts                                                           725                1,948
   Prepaid expenses and other current assets                                             2,548                5,176
                                                                               ------------------   -------------------
      Total current assets                                                              46,970               84,174

Investments                                                                              9,705                6,463
Restricted cash                                                                             --                2,801
Property and equipment, net                                                              7,541               26,892
Intangible assets, net of accumulated amortization                                      12,181              228,285
Deferred costs, net of accumulated amortization                                             --               75,812
Loan to officer                                                                             --                1,026
Loans to employees                                                                         568                  583
Other assets                                                                               496                1,290
                                                                               ------------------   -------------------
            Total assets                                                               $77,461             $427,326
                                                                               ==================   ===================
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Due to stockholders - current portion                                                  $625                 $625
   Line of credit                                                                           --                2,019
   Capital lease obligations - current portion                                             533                1,089
   Accounts payable                                                                      2,955                5,292
   Accrued compensation and related benefits                                             1,477                6,757
   Accrued expenses                                                                      1,306                3,032
   Deferred revenue                                                                        224                  187
                                                                               ------------------   -------------------
      Total current liabilities                                                          7,120               19,001
                                                                               ------------------   -------------------
Due to stockholders - long-term portion                                                  1,625                1,063
Due to investors                                                                            --                1,027
Capital lease obligations - long-term portion                                              376                1,921
Deferred tax liabilities                                                                    --               27,000
                                                                               ------------------   -------------------
      Total long-term liabilities                                                        2,001               31,011
                                                                               ------------------   -------------------
        Total liabilities                                                                9,121               50,012
                                                                               ------------------   -------------------
Commitments and Contingencies
Stockholders' Equity:
   Common stock, $0.000125 par value, 80,000,000 shares authorized; 37,889,084 shares and 48,127,653 issued in 1999 and 2000, respectively, and
      34,778,684 shares and 45,017,253 shares outstanding in 1999 and
      2000, respectively                                                                     4                    6
   Additional paid-in capital                                                           78,868              407,748
   Less: deferred compensation                                                            (253)                (217)
   Less: treasury stock, at cost                                                            --                   --
   Accumulated deficit                                                                 (10,367)             (30,492)
   Accumulated other comprehensive income:
      Change in unrealized gain on investments                                              88                  269
                                                                               ------------------   -------------------
        Total stockholders' equity                                                      68,340              377,314
                                                                               ------------------   -------------------
            Total liabilities and stockholders' equity                                 $77,461             $427,326
                                                                               ==================   ===================

          See accompanying notes to consolidated financial statements.

Form 10Q                                                            Page 4 of 24

                            BREAKAWAY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                             (UNAUDITED)                     (UNAUDITED)
                                                         1999            2000           1999             2000
                                                  --------------  --------------  --------------  ---------------
Revenue, including revenue from related parties       $ 4,452          $ 35,179        $ 7,563         $ 53,326
    of $14,956 and $21,289 for the three months
    and six months ended June 30, 2000,
    respectively

Operating expenses:
    Project personnel costs                             2,064            15,886          3,617           24,044
    Selling, general and administrative                 4,338            21,027          6,170           33,634
    Amortization of deferred costs                        320             7,896            320            8,034
    Amortization of goodwill and intangible
      assets                                               --            10,596             --           11,434
                                                  --------------  --------------  -------------  ---------------
            Total operating expenses                    6,722            55,405         10,107           77,146
                                                  --------------  --------------  ------------   --------------
Operating loss                                         (2,270)          (20,226)        (2,544)         (23,820)

Other income (expense):
    Other income                                           --                --             19               --
    Interest income                                        28               445             60              904
    Interest expense                                      (41)             (137)           (54)            (225)
    Gain on disposal of equipment                          --                16             --               16
                                                  --------------  --------------  --------------  ---------------
         Total other income (expense)                     (13)              324             25              695
                                                  --------------  --------------  --------------  ---------------
Loss before benefit for income taxes                   (2,283)          (19,902)        (2,519)         (23,125)

Deferred income tax benefit                                --             3,000             --            3,000
                                                  --------------  --------------  --------------  ---------------
Net loss                                              $(2,283)         $(16,902)       $(2,519)        $(20,125)
                                                  ==============  ==============  =============== ===============
Net loss per share:
      Basic and diluted                                $(0.21)           $(0.39)        $(0.27)          $(0.52)
                                                  ==============  ==============  ==============  ===============
Weighted average shares outstanding:
       Basic and diluted                               10,848            42,799          9,174           38,428
                                                  ==============  ==============  ==============  ===============

          See accompanying notes to consolidated financial statements.

Form 10Q                                                            Page 5 of 24
                            BREAKAWAY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                        1999                 2000
                                                                                   --------------      ---------------
                                                                                     (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                          $ (2,519)             $(20,125)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                      530                22,517
         Deferred tax benefit                                                                --                (3,000)
         Compensation expense for issuance of common stock options                           93                    36
         Change in operating assets and liabilities:
           Accounts receivable                                                             (434)                 (487)
           Accounts receivable from related parties                                          --                (7,136)
           Unbilled revenue on contracts                                                   (911)               (1,223)
           Prepaid expenses and other current assets                                       (275)               (2,543)
           Accounts payable                                                                 158                 1,824
           Accrued compensation and related benefits                                        495                 5,280
           Accrued expenses                                                                 376                (2,924)
           Deferred revenue                                                                (118)                  (37)
                                                                                   --------------      ---------------
              Net cash used in operating activities                                      (2,605)               (7,818)
                                                                                   --------------      ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash acquired in acquisition of businesses                                              --                 3,837
     Cash paid for acquired businesses net of cash acquired                              (2,103)                   --
     Purchases of investments                                                                --               (13,231)
     Purchase of property and equipment                                                  (1,397)              (16,466)
     Increase in due to investors                                                            --                 1,027
                                                                                   --------------      ---------------
              Net cash used in investing activities                                      (3,500)              (24,833)
                                                                                   --------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of preferred stock                                            8,292                    --
     Proceeds from issuance of common stock                                                  --                39,000
     Decrease in due to stockholders                                                         --                  (562)
     Proceeds from exercise of stock options                                                508                 2,333
     Borrowings (repayments) on credit line                                                (281)                2,000
     Issuance of note payable to stockholder                                              4,000                    --
     Repurchase and retirement of common stock                                           (4,469)                   --
     Loans to officer and employees                                                          (4)               (1,041)
     Payments of note payable                                                                --                  (180)
     Payments of capital lease obligation                                                  (150)                 (395)
                                                                                   --------------      ---------------
              Net cash provided by financing activities                                   7,896                41,155
                                                                                   --------------      ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 1,791                 8,504
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                            17                 3,920
                                                                                   ==============      ===============
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                              $1,808              $ 12,424
                                                                                   ==============      ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                                 $36                $  204
                                                                                   ==============      ===============
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock and stock options in connection with
     acquisition of businesses                                                           $9,956              $287,549
                                                                                   ==============      ===============
     Capital lease obligations                                                              100                 2,495
                                                                                   ==============      ===============
ACQUISITION OF BUSINESSES:
     Cash acquired                                                                       $   --              $  3,837
     Other assets acquired                                                               16,358               319,075
     Liabilities assumed                                                                 (4,299)              (35,363)
     Common stock and stock options issued                                               (9,956)             (287,549)
                                                                                   ==============      ===============
              Net cash paid in acquisition of businesses                              $  (2,103)               $   --
                                                                                   ==============      ===============

          See accompanying notes to consolidated financial statements.

Form 10Q                                                            Page 6 of 24

                            BREAKAWAY SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                                          (UNAUDITED)                    (UNAUDITED)
                                                    1999              2000              1999           2000
                                                -------------   --------------     ------------    ------------
Net loss                                           $(2,283)         $(16,902)         $(2,519)       $(20,125)

Other comprehensive income:
   Change in unrealized gain on investments             --               165               --             181
                                                -------------   --------------     ------------    ------------
   Comprehensive income                            $(2,283)        $ (16,737)         $(2,519)       $(19,944)
                                                =============   ==============     ============    ============
ACCUMULATED OTHER COMPREHENSIVE INCOME:

     Balance, beginning of period                       --             $ 104               --            $ 88
     Change in period                                   --               165               --             181
                                                -------------   --------------     ------------    ------------
     Balance, end of period                             --             $ 269               --           $ 269
                                                =============   ==============     ============    ============

          See accompanying notes to consolidated financial statements.

Form 10Q                                                            Page 7 of 24

                            BREAKAWAY SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Breakaway Solutions, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, and the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

On March 6, 2000, the Board of Directors approved a two-for-one stock dividend distributed on March 23, 2000 to shareholders of record as of March 7, 2000. All share data shown in the accompanying consolidated financial statements have been retroactively restated to reflect this stock split.

In December 1999, the Company formed Breakaway Capital I LLC, a wholly owned venture capital fund, for the primary purpose of making minority interest investments in clients. The Company intends to make total investments of approximately $5.0 million through Breakaway Capital. As of June 30, 2000, Breakaway Capital had invested approximately $3.6 million. Breakaway Capital continues to evaluate other investment opportunities. The Company intends to distribute approximately 50% of the profits earned by Breakaway Capital to certain employees who are not executive officers of the Company. However, some executive officers have invested personal funds in Breakaway Capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET INCOME (LOSS) PER SHARE

The provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") require the presentation of basic and diluted net income
(loss) per share for all periods presented. The Company was in a net loss position for the three months and six months ended June 30, 1999 and June 30, 2000. Therefore, common stock equivalents of 14,701,437 and 13,112,648 for the three months and six months ended June 30, 1999, respectively, and 17,587,647 and 17,069,591 for the three months and six months ended June 30, 2000, respectively, were excluded from the diluted loss per share calculation as they would have been antidilutive. As a result, diluted loss per share is the same as basic loss per share, and has not been presented separately.

NOTE 3 - NEW ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). This bulletin, as amended, established guidelines for revenue recognition and originally was effective for periods beginning after March 15, 2000. In June 2000, the SEC announced that the effective date of SAB 101 was being delayed until no later than the quarter ending December 31, 2000. The Company does not expect that the adoption of the guidance required by SAB 101 will have a material impact on its financial condition or results of operations.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to

Form 10Q                                                            Page 8 of 24

                             BREAKAWAY SOLUTIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   JUNE 30, 2000

Employees". This interpretation clarified the application of Opinion 25, among other issues: (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock ownership plan qualifies as noncompensatory, (c) the accounting implications of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for the exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000 and the effects of applying the Interpretation are recognized on a prospective basis. The Company does not expect that the adoption will have a material impact on its financial condition or results of operations.

NOTE 4 - ACQUISITIONS

Effective February 18, 2000, the Company acquired DataCyr Corporation ("DataCyr"), a software development company, for 110,000 shares of Breakaway common stock. Of these shares, approximately 85% are owned by individuals who are now employed by Breakaway. These shares are subject to Breakaway's right, which lapses incrementally over a four-year period, to repurchase the shares from the applicable employees for a nominal amount upon the resignation of the employee who owns the shares on Breakaway's termination of the employee for cause. The acquisition was accounted for using the purchase method of accounting.

Effective April 1, 2000, the Company acquired Eggrock Partners, Inc., a full service consulting and systems integration firm that focuses on delivering customer-centered business solutions to emerging enterprises. The total consideration for this acquisition was 7,272,000 shares of Breakaway common stock. Of these shares, 6,176,331 shares were issued to Eggrock stockholders and 1,095,669 shares were reserved for issuance to Eggrock option holders. Eggrock options were converted into options to acquire Breakaway common stock on the same basis as Eggrock stock was converted into the right to receive Breakaway common stock. Of the shares of our common stock issued to former Eggrock stockholders at closing, approximately 30.5% are subject to vesting over a four-year period. The Company accounted for this acquisition using the purchase method of accounting, which resulted in approximately $305 million of intangible assets and deferred costs, and $30 million of deferred tax liability. These will be amortized over a three to five-year period.

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

Revenue .............................................. $ 59,172
Net loss ............................................. $(23,132)
Net loss per share ................................... $  (0.60)
Weighted average common shares outstanding ...........   38,428

NOTE 5 - PRIVATE PLACEMENT OF COMMON STOCK

In May 2000, the Company issued and sold 1,500,000 shares of its common stock through a private placement to five mutual funds managed by either Putnam Investment Management, Inc. or The Putnam Advisory Company, Inc. The gross proceeds of the offering were $39.0 million. These proceeds will be used for general corporate purposes.

NOTE 6 - RELATED PARTY TRANSACTIONS

INTERNET CAPITAL GROUP

As of June 30, 2000, Internet Capital Group beneficially owned approximately 33.5% of the outstanding shares of Breakaway common stock. Subsequent to June 30, 1999, the Company began providing services to Internet Capital Group and some of Internet Capital Group's affiliated entities. During the three months and six months ended June 30, 2000, total revenues derived from engagements with Internet Capital Group and its affiliates were approximately $14.8 million and $20.6 million, respectively. Accounts receivable from Internet Capital Group and its affiliates totaled $10.9 million at June 30, 2000.


KATALYST LLC

During the fourth quarter of 1999, the Company made an investment in Katalyst LLC of $3.0 million, and loaned Katalyst LLC $0.8 million, which has been recorded as a note receivable. During the three months and six months ended June 30, 2000, total revenues derived from engagements with Katalyst LLC and its affiliates were approximately $0.1 and $0.4 million, respectively. Accounts receivable from Katalyst LLC and its affiliates totalled $0.2 million at June 30, 2000.

Form 10Q                                                            Page 9 of 24

                            BREAKAWAY SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2000

MEDIABRIDGE TECHNOLOGIES, INC

The Chief Executive Officer of the Company, Gordon Brooks, currently is a member of the Board of Directors of MediaBridge Technologies, Inc. ("MediaBridge"), a customer of the Company. The Chairman of the Board of Directors of the Company, Christopher H. Greendale, also serves as the Chairman of the Board of Directors of MediaBridge. In addition, in May 2000, Breakaway Capital purchased approximately $250,000 of MediaBridge common stock, which represents less than 1% of the common stock outstanding. During the three months and six months ended June 30, 2000, total revenues derived from engagements with MediaBridge and were approximately $0.1 million and $0.3 million, respectively. Accounts receivable from MediaBridge totaled $40,000 at June 30, 2000.

NOTE 7 - OPERATING SEGMENTS

Historically, the Company has operated in a single segment: Strategy and Internet Consulting Services. With the acquisitions of Applica and Web Yes, Inc. in 1999, the Company expanded its operations to include a second segment: Application and Web Hosting Services, whose operations were immaterial for the three months and six months ended June 30, 1999.

The following tables sets forth certain components of the Application and Web Hosting Services and the Strategy and Internet Consulting Services segments as of and for the three months and six months ended June 30, 2000 (in thousands):

THREE MONTHS ENDED JUNE 30, 2000

                                                                        STRATEGY AND
                                                 APPLICATION AND          INTERNET
                                                   WEB HOSTING           CONSULTING
                                                     SERVICES             SERVICE               TOTAL
                                                     --------             -------               -----
Revenue                                             $     5,158         $   30,021          $  35,179
Depreciation expense                                        977                985              1,962
Net loss                                                 (1,389)           (15,513)           (16,902)
Capital additions                                         5,714              7,427             13,141

SIX MONTHS ENDED JUNE 30, 2000
                                                                        STRATEGY AND
                                                 APPLICATION AND          INTERNET
                                                   WEB HOSTING           CONSULTING
                                                     SERVICES             SERVICE               TOTAL
                                                     --------             -------               -----
Revenue                                             $     7,959          $  45,367          $  53,326
Depreciation expense                                      1,499              1,405              2,904
Net loss                                                 (2,450)           (17,675)           (20,125)
Capital additions                                         9,863              9,098             18,961

Substantially all of the Company's assets are located within the United States. Of the Company's total assets, $15.4 million are specifically related to the Application and Web Hosting business, $91.9 million are specifically related to the Strategy and Internet Consulting business, and the remaining $320.0 million are general corporate assets.

During the three months ended June 30, 1999, no customer accounted for more than 10% of the Company's Strategy and Internet Consulting Services revenue. During the six months ended June 30, 1999, two customers accounted for approximately 25% and 11% of the Company's Strategy and Internet Consulting Services revenue.

Form 10Q                                                           Page 10 of 24

                            BREAKAWAY SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2000

During the three months ended June 30, 2000, two customers accounted for approximately 14% and 12% of the Company's Application and Web Hosting Services revenue and one customer accounted for approximately 23% of the Company's Strategy and Internet Consulting Services revenue. During the six months ended June 30, 2000, two customers accounted for approximately 11% and 12% of the Company's Application and Web Hosting Services revenue and one customer accounted for approximately 20% of the Company's Strategy and Internet Consulting Services revenue.

NOTE 8 - SUBSEQUENT EVENTS

In July 2000, the Company acquired all of the issued and outstanding share capital of Zartis.com Limited ("Zartis"), a Dublin, Ireland-based e-business consultancy. Zartis is a full service consulting and systems integration firm that focuses on delivering customer-centered e-business solutions to emerging enterprises. The Company believes that this acquisition will allow us to expand our business presence in Europe. As consideration for the share purchase, the Company issued 430,456 shares of our common stock, assumed 64,440 outstanding options and paid the former Zartis shareholders $2 million in cash. Of the shares of the common stock issued to the former Zartis shareholders, approximately 75% will be subject to vesting over a four year period.

In August 2000, the Company acquired all of the issued and outstanding share capital of Norsec, Inc. ("Norsec"), a Massachusetts based e-business security consultancy. The Company believes that this acquisition will allow it to enhance and expand its service offerings in the Application and Web Hosting business. As consideration for the share purchase, the Company issued 273,019 shares of our common stock to the former Norsec shareholders and assumed 30,299 outstanding options. Of the shares of the common stock issued to the former Norsec shareholders, approximately 75% will be subject to vesting over a four year period.

Form 10Q                                                           Page 11 of 24

                            BREAKAWAY SOLUTIONS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

REVENUES. Revenues for the three months ended June 30, 2000 increased by $30.7 million, or 690.2%, to $35.2 million from $4.5 million for the second quarter ended June 30, 1999. The increase was due to our acquisition of Eggrock Partners, Inc. ("Eggrock Partners") as well as greater market demand for Internet professional services, which generated $30.0 million, or 85.3%, of our total revenues for the three months ended June 30, 2000, as compared to $4.4 million, or 97.9%, of total revenues for the three months ended June 30, 1999. The increase was also due to increased demand for our application hosting services, which generated $5.2 million, or 14.7%, of our total revenues for the three months ended June 30, 2000, as compared to $0.1 million, or 2.2%, of total revenues for the three months ended June 30, 1999.

Revenues for the six months ended June 30, 2000 increased by $45.8 million, or 605.1%, to $53.3 million from $7.6 million for the first six months ended June 30, 1999. The increase was due to our acquisition of Eggrock Partners, as well as greater market demand for Internet professional services, which generated $45.4 million, or 85.1%, of our total revenues for the six months ended June 30, 2000, as compared to $7.5 million, or 98.8%, of total revenues for the six months ended June 30, 1999. The increase was also due to increased demand for our application hosting services, which generated $8.0 million, or 14.9%, of our total revenues for the first six months ended June 30, 2000, as compared to $0.1 million, or 1.3%, of total revenues for the six months ended June 30, 1999.

Additionally, we expanded our market presence geographically through the acquisition of Eggrock, and the establishment of our first European office in London, England.

OPERATING EXPENSES

PROJECT PERSONNEL COSTS. Project personnel costs for the three months ended June 30, 2000 increased by $13.8 million, or 669.7%, to $15.9 million from $2.1 million for the three months ended June 30, 1999. Project personnel costs represented 45.2% of revenues for the three months ended June 30, 2000, as compared to 46.4% of revenues for the three months ended June 30, 1999. The increase in absolute dollars during the second quarter of 2000, as compared to the second quarter of 1999, was due primarily to an increase in the number of employees hired to deliver client services. Project personnel costs decreased as a percentage of revenues for the second quarter ended June 30, 2000 due primarily to an increase in the average hourly billable rate of our professionals over the comparable period in 1999.

Project personnel costs for the six months ended June 30, 2000 increased by $20.4 million, or 564.8%, to $24.0 million from $3.6 million for the six months ended June 30, 1999. Project personnel costs represented 45.1% of revenues for the six months ended June 30, 2000, as compared to 47.9% of revenues for the six months ended June 30, 1999. The increase in absolute dollars during the first six months of 2000, as compared to the first six months of 1999, was due primarily to an increase in the number of employees hired to deliver client services. Project personnel costs decreased as a percentage of revenues for the six months ended June 30, 2000 due primarily to an increase in the average hourly billable rate of our professionals over the comparable period in 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended June 30, 2000 increased $16.7 million, or 384.8%, to $21.0 million from $4.3 million for the three months ended June 30, 1999. As a percentage of revenues, selling, general and administrative expenses decreased from 97.5% for the three months ended June 30, 1999 to 59.8% for the three months ended June 30, 2000. The decrease in 2000 was primarily due to economies of scale associated with growth in the Company's operations. Selling, general and

Form 10Q                                                           Page 12 of 24

administrative expenses incurred relating to our application hosting service line were $3.9 million for the three months ended June 30, 2000 compared to $0.1 million for the three months ended June 30, 1999. Selling, general and administrative expenses incurred relating to bad debt expense were $1.3 million for the three months ended June 30, 2000 as compared to $0.2 million for the three months ended June 30, 1999. This increase was primarily due to increased revenues.

Selling, general and administrative expenses for the six months ended June 30, 2000 increased $27.5 million, or 445.2%, to $33.6 million from $6.2 million for the six months ended June 30, 1999. As a percentage of revenues, selling, general and administrative expenses decreased from 81.6% for the six months ended June 30, 1999 to 63.1% for the six months ended June 30, 2000. The decrease in 2000 was primarily due to economies of scale associated with growth in the Company's operations. Selling, general and administrative expenses incurred relating to our application hosting service line were $6.1 million for the six months ended June 30, 2000 and $0.1 million for the six months ended June 30, 1999. Selling, general and administrative expenses incurred relating to bad debt expense were $2.1 million for the six months ended June 30, 2000 as compared to $0.2 million for the six months ended June 30, 1999. This increase was primarily due to increased revenues.

NON-CASH CHARGES. Amortization of deferred costs, goodwill and intangible assets for the three months ended June 30, 2000 increased $18.2 million to $18.5 million from $0.3 million for the three months ended June 30, 1999. This increase was attributable to amortization related to intangible assets recorded upon the acquisitions of WPL Laboratories, Inc., Web Yes, Inc., DataCyr and Eggrock Partners. We amortize deferred costs and intangible assets over their estimated useful lives, ranging from three to five years. The expenses for the three months ended June 30, 2000 consisted of amortization of goodwill of $10.6 million and amortization of deferred costs of $7.9 million. When combined, these expenses represented 52.6% of revenues for the three months ended June 30, 2000.

Amortization of deferred costs, goodwill and intangible assets for the six months ended June 30, 2000 increased $19.1 million to $19.5 million for the first six months ended June 30, 2000 from $0.3 million for the six months ended June 30, 1999. This increase was attributable to amortization related to intangible assets recorded upon the acquisitions of Applica Corporation, WPL Laboratories, Inc., Web Yes, Inc., DataCyr and Eggrock Partners. The expenses for the six months ended June 30, 2000 consisted of amortization of goodwill of $11.4 million and amortization of deferred costs of $8.0 million. When combined, these expenses represented 36.5% of revenues for the six months ended June 30, 2000.

OTHER INCOME (EXPENSE). Other income (expense) for the three months ended June 30, 2000 increased to $0.3 million from $(13,000) for the three months ended June 30, 1999. Other income (expense) for the six months ended June 30, 2000 increased to $0.7 million from $25,000 for the six months ended June 30, 1999. These increases were mainly attributable to interest income earned on the proceeds from the Company's initial public offering of Breakaway common stock in October 1999, and interest income earned on the proceeds from the Company's private placement of 1,500,000 shares of common stock in May 1999.

DEFERRED TAX BENEFIT. During the three months ended June 30, 2000, the Company recognized a deferred tax benefit of $3.0 million. This represented the tax benefit associated with the amortization of deferred costs related to the acquisition of Eggrock Partners.

Form 10Q                                                           Page 13 of 24

BREAKAWAY SOLUTIONS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

Since 1999, we have funded our operations through the issuance of preferred and common stock, and to a lesser extent, through a line of credit and equipment leases with a bank. In May 2000, the Company issued and sold 1,500,000 shares of its common stock through a private placement to five mutual funds managed by either Putnam Investment Management, Inc. or The Putnam Advisory Company, Inc. The gross proceeds of the offering were $39.0 million. These proceeds will be used for general corporate purposes.

Our cash and cash equivalents, short-term investments and restricted cash balance was $55.2 million as of June 30, 2000 and $32.2 million at December 31, 1999. Our working capital balance was $65.2 million as of June 30, 2000 and $39.9 million at December 31, 1999.

Cash used in operating activities was $7.8 million for the six months ending June 30, 2000 as compared to $2.6 million for the six months ending June 30, 1999. The increase in cash used in operating activities for the six months ending June 30, 2000 was primarily attributable to an increase in operating expenses associated with the Company's growth in personnel and facilities.

Cash used in investing activities was $24.8 million for the six months ended June 30, 2000 as compared to $3.5 million for the six months ended June 30, 1999. The increase in cash used in investing activities for the six months ending June 30, 2000 was primarily attributable to purchases of property and equipment to support our growing application hosting service line and our growing employee base, and purchases of investments made using the proceeds from our private placement of common stock with Putnam Investments.

Cash provided by financing activities was $41.2 million for the six months ending June 30, 2000 as compared to $7.9 million for the six months ending June 30, 1999. This increase in cash provided by financing activities for the six months ending June 30, 2000 was primarily attributable to proceeds received from the private placement of the Company's common stock and increased proceeds from the exercise of stock options.

We have various equipment lease financing facilities. The terms of these equipment lease financings average two years. The annual interest rates on borrowings range from 12.7% to 13.3%.

Our accounts receivable relative to our revenues has decreased from 115.7% for the fourth quarter of 1999 to 69.6% for the second quarter of 2000. This decrease was due primarily to improvements in our billing and collection process.

We believe that the proceeds from our initial public offering and recent private placement, funds that are available under our line of credit, and cash flow from operations will be sufficient to finance our funding requirements for the foreseeable future. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations in the absence of other sources. There also can be no assurance that any additional required financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

Form 10Q                                                           Page 14 of 24

                            BREAKAWAY SOLUTIONS, INC.

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of important factors, including the risks described in "Factors that May Affect Future Results" and elsewhere in this Quarterly Report on Form 10-Q. We do not assume any obligation to update any of the forward-looking statements we make.

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

WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT TO INCUR LOSSES IN THE FUTURE AND WILL NOT BE SUCCESSFUL UNLESS WE CAN REVERSE THIS TREND

We expect to continue to incur increasing sales and marketing, infrastructure development and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties with respect to our business model. We experienced net losses of $0.6 million and $10.4 million for the fiscal years ended December 31, 1998 and 1999, respectively and a net loss of $20.1 million for the six months ended June 30, 2000. We expect to continue to incur significant operating losses in the foreseeable future. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future, or raise capital.

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

                            BREAKAWAY SOLUTIONS, INC.

    o goodwill amortization charges attributable to the acquisition of Eggrock Partners;

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

OUR FUTURE SUCCESS IS UNCERTAIN BECAUSE WE HAVE SIGNIFICANTLY CHANGED OUR
BUSINESS

Prior to 1999, we primarily provided traditional systems integration services along with limited strategic planning and Internet systems integration services. In 1999, we added application hosting to our service offerings and substantially increased our capacity to provide strategic planning and Internet systems integration services through three acquisitions and significant hiring of professionals. We will further expand our consulting and systems implementation services in connection with our acquisition of Eggrock Partners. In part, due to these recent significant changes, we are subject to the risk that we will fail to successfully implement our business model and strategy. This risk is heightened because we are operating in the new and rapidly evolving e-business solutions market. Our historical results of operations do not reflect our new service offerings. Consequently, our historical operating results and pro forma financial information may not give you an accurate indication of how we will perform in the future.

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

From January 1, 1999 to date, we have acquired seven companies. We anticipate undertaking additional acquisitions in the future. Acquisitions involve a number of risks, including:

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

WE FACE INCREASED RISKS IN CONDUCTING BUSINESS ABROAD WHICH MAY DAMAGE OUR BUSINESS RESULTS

One component of our growth strategy is to expand into international markets. We recently opened an office in London, acquired Zartis.com Limited, a company based in Dublin, Ireland, and anticipate opening other offices outside the United States. We believe that we will face certain risks in doing business abroad that we do not face domestically. Among the international risks we believe are most likely to affect us are:

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

Form 10Q                                                           Page 22 of 24

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

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

On May 30, 2000, Breakaway issued and sold 1,500,000 million shares of its common stock through a private placement to various mutual funds managed by Putnam Investment Management, Inc. or The Putnam Advisory Company, Inc., including the Putnam OTC and Emerging Growth Fund, the Putnam New Century Growth Fund, and the Putnam Voyager Fund II. The proceeds of the sale will be used for general corporate purposes.

On April 1, 2000, Breakaway issued and sold 7,272,000 shares of its common stock to former stockholders of Eggrock Partners, Inc. as consideration for the purchase of all of the outstanding capital stock of Eggrock Partners.

Form 10Q                                                           Page 23 of 24

                            BREAKAWAY SOLUTIONS, INC.


Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At its Annual Meeting on May 11, 2000, the stockholders of Breakaway Solutions took the following actions:

1. Elected the following two directors for terms to expire at the 2003 Annual Meeting of Stockholders, with votes as indicated opposite each director's name:

                                            For            Withheld
                                        ----------        ---------
         Gordon Brooks                  13,706,530        116,465
         Christopher H. Greendale       13,433,702        389,293

2. Approved the appointment by the Board of Directors of KPMG as auditors for the year 2000. The vote was 13,546,629 for and 3,218 against the proposal, with 273,148 abstentions.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

27.1 Financial Data Schedule.

(b) Reports on Form 8-K:

During the three months ended June 30, 2000, the Company filed two reports on Form 8-K. The first report, filed on April 14, 2000, described our acquisition of Eggrock Partners, Inc. and did not contain financial statements, but incorporated by reference to a Form S-4 that did contain financial statements. The second report, filed on June 1, 2000, contained a copy of our press release announcing the sale of 1,500,000 shares of our common stock to various mutual funds managed by Putnam Investments.

Form 10Q                                                           Page 24 of 24

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BREAKAWAY SOLUTIONS, INC.

Date:  August 14, 2000                         /s/ Kevin Comerford
                                               --------------------------------
                                               KEVIN COMERFORD
                                               Vice President, Administration,
                                               Chief Financial Officer,
                                               Treasurer and Secretary
                                               (Principal financial officer and
                                               Chief accounting officer)