Form 10-Q
period 2000-09-30
BREAKAWAY SOLUTIONS INC
filed 2000-11-14
CIK 1076643

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM _______ TO_______

                        Commission File Number: 000-27269

                            BREAKAWAY SOLUTIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                04-3285165
 (STATE OR OTHER JURISDICTION OF           (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION )

         50 ROWES WHARF
         BOSTON, MASSACHUSETTS                                 02110
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

                                          Yes   X    No
                                              ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


There were 46,154,015 shares of the Registrant's common stock, $0.000125 par value per share, outstanding on October 31, 2000.

                   BREAKAWAY SOLUTIONS, INC. AND SUBSIDIARIES
                           TABLE OF CONTENTS FORM 10-Q


                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
           Consolidated Balance Sheets at December 31, 1999
           and September 30, 2000                                                                        3

           Consolidated Statements of Operations for the three months and nine months
           ended September 30, 1999 and September 30, 2000                                               4

           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1999 and September 30, 2000                                               5

           Consolidated Statements of Comprehensive Income for the
           three months and nine months ended September 30, 1999 and September 30, 2000                  6

           Notes to Consolidated Financial Statements                                                    7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                            12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                              24

Item 2.  Changes in Securities and Use of Proceeds                                                      24

Item 3.  Defaults upon Senior Securities                                                                24

Item 4.  Submission of Matters to a Vote of Security Holders                                            24

Item 5.  Other Information                                                                              24

Item 6.  Exhibits and Reports on Form 8-K                                                               24

SIGNATURE                                                                                               25


Form 10Q                                                          Page 3 of 26

                            BREAKAWAY SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE-RELATED AMOUNTS)

                                                                                  DECEMBER 31,        SEPTEMBER 30,
                                                                                      1999                2000
                                                                               ----------------     -----------------
                                                                                                        (UNAUDITED)
                                      ASSETS
Current assets:
   Cash and cash equivalents                                                            $3,920             $38,125
   Short-term investments                                                               28,227               2,092
    Accounts receivable, net of allowance for doubtful accounts of $357 in
      1999 and $2,189 in 2000, respectively                                              7,559              17,998
   Accounts receivable from related parties                                              3,991              10,224
   Unbilled revenues on contracts                                                          725               1,450
   Prepaid expenses and other current assets                                             2,548               4,208
                                                                               ------------------   -------------------
      Total current assets                                                              46,970              74,097

Investments                                                                              9,705               6,543
Restricted cash                                                                             --               2,777
Property and equipment, net                                                              7,541              36,459
Intangible assets, net of accumulated amortization                                       6,170             228,141
Deferred costs, net of accumulated amortization                                          6,011              87,001
Loan to officer                                                                             --               1,041
Loans to employees                                                                         568                 602
Other assets                                                                               496               2,320
                                                                               ------------------   -------------------
            Total assets                                                               $77,461            $438,981
                                                                               ==================   ===================
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                                                           --             $10,000
   Due to stockholders - current portion                                                  $625               1,625
   Capital lease obligations - current portion                                             533               1,282
   Accounts payable                                                                      2,955               7,346
   Accrued compensation and related benefits                                             1,477               2,100
   Accrued expenses                                                                      1,306               4,445
   Deferred revenue                                                                        224                 618
                                                                               ------------------   -------------------
      Total current liabilities                                                          7,120              27,416
                                                                               ------------------   -------------------

Due to stockholders - long-term portion                                                  1,625                 892
Due to investors                                                                            --               1,050
Capital lease obligations - long-term portion                                              376               1,801
Deferred income tax liabilities                                                             --              27,676
                                                                               ------------------   -------------------
      Total long-term liabilities                                                        2,001              31,419
                                                                               ------------------   -------------------
        Total liabilities                                                                9,121              58,835
                                                                               ------------------   -------------------
Commitments and Contingencies
Stockholders' Equity:
   Common stock, $0.000125 par value, 80,000,000 shares authorized; 37,889,084 shares and 49,143,047 shares issued in 1999 and 2000, respectively, and
      34,778,684 shares and 46,032,647 shares outstanding in 1999 and
      2000, respectively                                                                     4                   6
   Additional paid-in capital                                                           78,868             430,492
   Less: deferred compensation                                                           (253)               (199)
   Less: treasury stock, at cost                                                            --                  --
   Accumulated deficit                                                                (10,367)            (50,448)
   Accumulated other comprehensive income                                                   88                 295
                                                                               ------------------   -------------------
        Total stockholders' equity                                                      68,340             380,146
                                                                               ------------------   -------------------
            Total liabilities and stockholders' equity                                 $77,461            $438,981
                                                                               ==================   ===================

          See accompanying notes to consolidated financial statements.

Form 10Q                                                          Page 4 of 26

                            BREAKAWAY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                                (UNAUDITED)                         (UNAUDITED)
                                                         1999              2000               1999               2000
                                                   ---------------   ---------------   ----------------   ----------------
Revenue, including revenue from related parties          $7,181           $34,601             $14,786           $87,927
    of $1,296 for both the three months and nine
    months ended September 30, 1999, and $14,431
    and $33,730 for the three months and nine
    months ended September 30, 2000,
    respectively

Operating expenses:
    Project personnel costs                               3,421            17,791               7,080             41,835
    Selling, general and administrative                   7,375            22,130              13,516             55,764
    Amortization of deferred costs                          443             6,115                 570             14,149
    Amortization of goodwill and intangible
    assets                                                  443            12,506                 637             23,941
                                                   ---------------   ---------------   ----------------   ----------------
            Total operating expenses                     11,682            58,542              21,803            135,689
                                                   ---------------   ---------------   ----------------   ----------------

Operating loss                                           (4,501)          (23,941)             (7,017)           (47,762)

Other income (expense):
    Other income                                              7               501                   1                501
    Interest income                                         129               567                 188              1,471
    Interest expense                                       (101)             (132)               (155)              (356)
    Gain on disposal of equipment                            --                --                  --                 16
                                                   ---------------   ---------------   ----------------   ----------------
         Total other income                                  35               936                  34              1,632
                                                   ---------------   ---------------   ----------------   ----------------
Loss before benefit for income taxes                     (4,466)          (23,005)             (6,983)           (46,130)
Deferred income tax benefit                                  --             3,050                 --               6,050
                                                   ---------------   ---------------   ----------------   ----------------
Net loss                                               $ (4,466)         $(19,955)           $ (6,983)          $(40,080)
                                                   ===============   ===============   ===============    ================
Net loss per share:
      Basic and diluted                                $  (0.33)           $(0.48)           $  (0.65)          $  (1.01)
                                                   ===============   ===============   ================   ================
Weighted average shares outstanding:
       Basic and diluted                                 13,698            41,946              10,699             39,689
                                                   ===============   ===============   ================   ================

                See accompanying notes to consolidated financial statements.

Form 10Q                                                          Page 5 of 26

                            BREAKAWAY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                        1999                 2000
                                                                                   --------------      ---------------
                                                                                     (UNAUDITED)          (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $  (6,983)           $ (40,080)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                   1,882               43,712
         Deferred tax benefit                                                               --               (6,050)
         Compensation expense for issuance of common stock options                         223                   54
         Change in operating assets and liabilities:
           Accounts receivable                                                          (2,090)              (7,641)
           Accounts receivable from related parties                                       (323)              (5,501)
           Unbilled revenue on contracts                                                (3,116)                (632)
           Prepaid expenses and other current assets                                    (1,977)              (3,371)
           Accounts payable                                                              2,519                3,533
           Accrued compensation and related benefits                                     1,287                  585
           Accrued expenses                                                              3,222               (2,600)
           Deferred revenue                                                                (79)                 394
                                                                                   --------------      ---------------
              Net cash used in operating activities                                     (5,435)             (17,597)
                                                                                   --------------      ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash acquired in acquisition of businesses                                             --                3,822
     Cash paid for acquired businesses net of cash acquired                             (2,103)                  --
     Sale of investments                                                                    --               26,700
     Purchases of property and equipment                                                (3,939)             (28,059)
     Increase in due to investors                                                           --                1,050
                                                                                   --------------      ---------------
              Net cash (used in) provided by investing activities                       (6,042)               3,513
                                                                                   --------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of preferred stock                                          23,289                   --
     Proceeds from issuance of common stock                                                 --               39,000
     Payments to stockholders                                                           (2,769)              (1,733)
     Proceeds from exercise of stock options                                               507                2,853
     Borrowings (repayments) on credit line                                               (426)              10,000
     Issuance of note payable to stockholder                                             4,000                   --
     Repurchase and retirement of common stock                                          (4,469)                  --
     Loans to officer and employees                                                       (553)              (1,073)
     Payments of note payable                                                              (38)                (180)
     Payments on current portion of long-term debt                                        (142)                  --
     Payments of capital lease obligation                                                 (192)                (606)
                                                                                   --------------      ---------------
              Net cash provided by financing activities                                 19,207               48,261
                                                                                   --------------      ---------------
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                                        --                   28
                                                                                   --------------      ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                7,730               34,205
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                           17                3,920
                                                                                   --------------      ---------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                          $   7,747            $  38,125
                                                                                   ==============      ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                          $      99            $     371
                                                                                   ==============      ===============
     Conversion of notes payable and accrued interest to
        stockholder for common stock                                                 $   4,053                   --
                                                                                   ==============      ===============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock and stock options in connection with acquisition of
      businesses                                                                     $   9,193            $ 309,772
                                                                                   ==============      ===============
     Capital lease obligations                                                       $     100            $   2,772
                                                                                   ==============      ===============
ACQUISITION OF BUSINESSES:
     Cash acquired                                                                   $      --               $3,822
     Other assets acquired                                                              16,358              348,694
     Liabilities assumed                                                                (4,299)             (42,744)
     Common stock and stock options issued                                              (9,956)            (309,772)
                                                                                   --------------      ---------------
              Net cash paid in acquisition of businesses                                (2,103)            $     --
                                                                                   ==============      ===============

          See accompanying notes to consolidated financial statements.

Form 10Q                                                          Page 6 of 26

                            BREAKAWAY SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                          (UNAUDITED)                    (UNAUDITED)
                                                     1999             2000             1999            2000
                                                -------------   --------------     ------------    ------------
Net loss                                           $(4,466)         $(19,955)         $(6,983)       $(40,080)
Other comprehensive income:
   Change in unrealized gain on investments             --                (2)              --             179
   Foreign currency translation adjustment              --                28                               28
                                                -------------   --------------     ------------    -----------
   Comprehensive income                            $(4,466)         $(19,929)         $(6,983)       $(39,873)
                                                =============   ==============     ============    ============

ACCUMULATED OTHER COMPREHENSIVE INCOME

     Balance, beginning of period                       --          $    269               --        $     88
     Change in period                                   --                26               --             207
                                                -------------   --------------     ------------    -----------
     Balance, end of period                             --          $    295               --        $    295
                                                =============   ==============     ============    ===========

          See accompanying notes to consolidated financial statements.

Form 10Q                                                          Page 7 of 26

                            BREAKAWAY SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Breakaway Solutions, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, and the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

On March 6, 2000, the Board of Directors approved a two-for-one stock dividend distributed on March 23, 2000 to shareholders of record as of March 7, 2000. All share data shown in the accompanying consolidated financial statements have been retroactively restated to reflect this stock split.

In December 1999, the Company formed Breakaway Capital I LLC ("Breakaway Capital") a wholly owned venture capital fund, for the primary purpose of making minority interest investments in clients. The Company intends to make total investments of approximately $5.0 million through Breakaway Capital. The Company intends to distribute approximately 50% of the profits earned by Breakaway Capital to certain employees who are not executive officers of the Company. As of September 30, 2000, Breakaway Capital had invested approximately $3.6 million.

In March 2000, the Company formed Breakaway Friends I LLC ("Breakaway Friends"), to allow executive officers of the Company to invest their own personal funds in the same clients as Breakaway Capital. The Company intends to distribute all the profits earned by Breakaway Friends to its individual investors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET INCOME (LOSS) PER SHARE

The provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") require the presentation of basic and diluted net income
(loss) per share for all periods presented. The Company was in a net loss position for the three months and nine months ended September 30, 1999 and September 30, 2000. Therefore, common stock equivalents of 15,008,773 and 13,745,806 for the three months and nine months ended September 30, 1999, respectively, and 21,409,855 and 18,864,135 for the three months and nine months ended September 30, 2000, respectively, were excluded from the diluted loss per share calculation as they would have been antidilutive. As a result, diluted loss per share is the same as basic loss per share, and has not been presented separately.

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

Form 10Q                                                          Page 8 of 26

                            BREAKAWAY SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

On July 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees". This interpretation clarified, among other issues: (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock ownership plan qualifies as noncompensatory, (c) the accounting implications of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for the exchange of stock compensation awards in a business combination. The effects of applying the Interpretation are recognized on a prospective basis. The adoption did not have a material impact on the Company's financial condition or results of operations.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125". ("FAS No. 140"). This pronouncement is effective for all reporting periods beginning after March 31, 2001. The Company does not believe that the adoption of FAS No. 140 will have a material impact on its financial condition or results of operations.

NOTE 4 - ACQUISITIONS

Effective February 18, 2000, the Company acquired DataCyr Corporation ("DataCyr"), a software development company for 110,000 shares of Breakaway common stock. Of these shares, approximately 85% are owned by individuals who are now employed by Breakaway. These shares are subject to Breakaway's right, which lapses incrementally over a four-year period, to repurchase the shares from the applicable employees for a nominal amount upon the resignation of such employee or on Breakaway's termination of the employee for cause. The acquisition was accounted for using the purchase method of accounting.

Effective April 1, 2000, the Company acquired Eggrock Partners, Inc., a full service consulting and systems integration firm that focuses on delivering customer-centered business solutions to emerging enterprises. The total consideration for this acquisition was 7,272,000 shares of Breakaway common stock. Of these shares, 6,176,331 shares were issued to Eggrock stockholders and 1,095,669 shares were reserved for issuance to Eggrock option holders. Eggrock options were converted into options to acquire Breakaway common stock on the same basis as Eggrock stock was converted into the right to receive Breakaway common stock. Of the shares of common stock issued to former Eggrock stockholders at closing, who are now employees of the Company, approximately 30.5% of these shares are subject to Breakaway's right, which lapses incrementally over a four year period, to repurchase the shares from the employees for a nominal amount upon the resignation of such employee or on the Company's termination of the employee for cause. The Company accounted for this acquisition using the purchase method of accounting, which resulted in approximately $305 million of intangible assets and deferred costs, which will be amortized over a three to five year period, and $30 million of deferred tax liability.

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

Revenue                                                      $ 93,773
Net loss                                                     $(43,087)
Net loss per share                                           $  (1.09)
Weighted average common shares outstanding                     41,109


Effective July 28, 2000, the Company acquired all of the issued and outstanding share capital of Zartis.com Limited ("Zartis"), a Dublin, Ireland-based e-business consultancy. Zartis is a full service consulting and systems integration firm that focuses on delivering customer-centered e-business solutions to emerging enterprises. As consideration for the share purchase, the Company issued 430,456 shares of common stock, assumed 64,441 outstanding options and issued a note payable of $2 million to the former Zartis shareholders. Of the shares

Form 10Q                                                          Page 9 of 26

                            BREAKAWAY SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

of the common stock issued to the former Zartis shareholders, who are now employees of the Company, approximately 75% are subject to Breakaway's right, which lapses incrementally over a four year period, to repurchase the shares from the employees for a nominal amount upon the resignation of such employee or on the Company's termination of the employee for cause. The Company accounted for this acquisition using the purchase method of accounting, which resulted in approximately $19.5 million of intangible assets and deferred costs, which will be amortized over a three to five year period, and $1.5 million of deferred tax liability.

Effective August 11, 2000, the Company acquired all of the issued and outstanding share capital of Norsec, Inc. ("Norsec"), a Massachusetts based e-business security consultancy. The Company believes that this acquisition will allow it to enhance and expand its service offerings in the Application and Web Hosting business. As consideration for the share purchase, the Company issued 273,019 shares of our common stock to the former Norsec shareholders and assumed 30,299 outstanding options. Of the shares of the common stock issued to the former Norsec shareholders, who are now employees of the Company, approximately 75% are subject to Breakaway's right, which lapses incrementally over a four year period, to repurchase the shares from the employees for a nominal amount upon the resignation of such employee or on the Company's termination of the employee for cause. The Company accounted for this acquisition using the purchase method of accounting, which resulted in approximately $7.8 million of intangible assets and deferred costs, which will be amortized over a three to five year period, and $2.3 million of deferred tax liability.

NOTE 5 - RELATED PARTY TRANSACTIONS

INTERNET CAPITAL GROUP

As of September 30, 2000, Internet Capital Group beneficially owned approximately 32.8% of the outstanding shares of Breakaway common stock. Subsequent to June 30, 1999, the Company began providing services to Internet Capital Group and some of Internet Capital Group's affiliated entities. During both the three months and nine months ended September 30, 1999, revenues derived from engagements with Internet Capital Group and its affiliates totaled $1.3 million. During the three months and nine months ended September 30, 2000, total revenues derived from engagements with Internet Capital Group and its affiliates were approximately $14.2 million and $32.8 million, respectively. Accounts receivable from Internet Capital Group and its affiliates totaled $4.0 million and $10.1 million at December 31, 1999 and September 30, 2000, respectively.

KATALYST LLC

During the fourth quarter of 1999, the Company made an investment in Katalyst LLC of $3.0 million, and made a secured loan to Katalyst LLC of $0.8 million, which has been recorded as a note receivable. During the three months and nine months ended September 30, 2000, total revenues derived from engagements with Katalyst LLC and its affiliates were approximately $34,000 and $0.4 million, respectively.

MEDIABRIDGE TECHNOLOGIES, INC

The Chief Executive Officer of the Company, Gordon Brooks, currently is a member of the Board of Directors of MediaBridge Technologies, Inc. ("MediaBridge"), a customer of the Company. The Chairman of the Board of Directors of the Company, Christopher H. Greendale, also serves as the Chairman of the Board of Directors of MediaBridge. In addition, in May 2000, Breakaway Capital purchased approximately $500,000 of MediaBridge common stock, which represents less than 1% of the common stock outstanding. During the three months and nine months ended September 30, 2000, total revenues derived from engagements with MediaBridge were approximately $0.2 million and $0.5 million, respectively. Accounts receivable from MediaBridge totaled $123,000 at September 30, 2000.

Form 10Q                                                         Page 10 of 26

                            BREAKAWAY SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 6 - OPERATING SEGMENTS

Historically, the Company has operated in a single segment: Strategy and Internet Consulting Services. With the acquisitions of Applica and Web Yes, Inc. in 1999, the Company expanded its operations to include a second segment: Application and Web Hosting Services, whose operations were immaterial prior to the third quarter of 1999. Revenues totaled $0.7 million and $0.8 million for the three months and nine months ended September 30, 1999, respectively. Net loss was $0.9 million and $1.5 million for the three months and nine months ended September 30, 1999, respectively.

The following tables sets forth certain components of the Application and Web Hosting Services and the Strategy and Internet Consulting Services segments as of and for the three months and nine months ended September 30, 2000 (in thousands):

THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED):


                                                                        STRATEGY AND
                                                 APPLICATION AND          INTERNET
                                                   WEB HOSTING           CONSULTING
                                                     SERVICES             SERVICE           TOTAL
                                                 --------------         ------------      --------
Revenue                                                  $7,594            $27,007        $34,601
Depreciation expense                                      1,398              1,320          2,718
Net loss                                                 (2,448)           (17,507)       (19,955)
Capital additions                                         4,822              6,771         11,593


NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED):


                                                                        STRATEGY AND
                                                 APPLICATION AND          INTERNET
                                                     WEB HOSTING           CONSULTING
                                                     SERVICES             SERVICE           TOTAL
                                                 --------------         ------------      --------
Revenue                                                 $15,553            $72,374        $87,927
Depreciation expense                                      2,898              2,724          5,622
Net loss                                                 (4,230)           (35,850)       (40,080)
Capital additions                                        14,685             13,374         28,059

Substantially all of the Company's assets are located within the United States. At September 30, 1999, of the Company's total assets, $6.3 million are specifically related to the Application and Web Hosting business, $7.5 million are specifically related to the Strategy and Internet Consulting business, and the remaining $26.0 million are general corporate assets. At September 30, 2000, $28.7 million are specifically related to the Application and Web Hosting business, $91.5 million are specifically related to the Strategy and Internet Consulting business, and the remaining $318.8 million are general corporate assets.

During the three and nine months ended September 30, 1999, one customer accounted for approximately 66% and 57%, respectively, of the Company's Application and Web Hosting Business. During the three months ended September 30, 1999, one customer accounted for approximately 11% of the Company's Strategy and Internet Consulting Services revenue. During the nine months ended September 30, 1999, one customer accounted for approximately 11% of the Company's Strategy and Internet Consulting Services revenue.

During the three months ended September 30, 2000, two customers accounted for approximately 26% and 11% of the Company's Application and Web Hosting Services revenue and no customer accounted for more than 10% of the Company's Strategy and Internet Consulting Services revenue. During the nine months ended September 30, 2000, one customer accounted for approximately 17% of the Company's Application and Web Hosting Services.

Form 10Q                                                         Page 11 of 26

                            BREAKAWAY SOLUTIONS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

revenue and one customer accounted for approximately 15% of the Company's Strategy and Internet Consulting Services revenue.

NOTE 7 - SUBSEQUENT EVENTS

In October 2000, the Company, along with ICG Asiaworks, an entity owned by Internet Capital Group, Hutchinson Whampoa, and Li Ka-shing Foundation, established Breakaway Asia Pacific. This new entity is expected to provide services similar to those provided by the Company in the Asia Pacific market, other than Japan. In exchange for use of the Company's intellectual property, the Company received a 19.9% ownership interest in Breakaway Asia Pacific. The Company will account for this investment using the equity method of accounting, as the Company will be able to exert significant influence over the operations of the investee.

In October 2000, the Company announced a restructuring, which included a reduction in staff of approximately 9% of the total employees at September 30, 2000. The costs associated with this restructuring will be recorded as period costs during the fourth quarter of 2000.

Form 10Q                                                         Page 12 of 26


                            BREAKAWAY SOLUTIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the third quarter, we expanded our market presence geographically through the acquisition of Zartis.com Limited, a Dublin, Ireland-based professional services company. We also added depth to the features and functionality of our application hosting business through the acquisition of Norsec, Inc., an Internet security company.

In October 2000, the Company announced a restructuring, which included a reduction in staff of approximately 9% of the total employees at September 30, 2000. The costs associated with this restructuring will be recorded as period costs during the fourth quarter of 2000.

RESULTS OF OPERATIONS

REVENUES

REVENUES. Revenues for the three months ended September 30, 2000 increased by $27.4 million, or 381.8%, to $34.6 million from $7.2 million for the third quarter ended September 30, 1999. The increase was due to greater market demand for Internet professional services, which generated $27.0 million, or 78.1%, of our total revenues for the three months ended September 30, 2000, as compared to $6.5 million, or 90.5%, of total revenues for the three months ended September 30, 1999. The increase was also due to increased demand for our application hosting services, which generated $7.6 million, or 21.9%, of our total revenues for the three months ended September 30, 2000, as compared to $0.7 million, or 9.5%, of total revenues for the three months ended September 30, 1999.

Revenues for the nine months ended September 30, 2000 increased by $73.1 million, or 494.7%, to $87.9 million from $14.8 million for the nine months ended September 30, 1999. The increase was due primarily to our acquisition of Eggrock Partners, as well as greater market demand for Internet professional services, which generated $72.4 million, or 82.3%, of our total revenues for the nine months ended September 30, 2000, as compared to $14.0 million, or 94.7%, of total revenues for the nine months ended September 30, 1999. The increase was also due to increased demand for our application hosting services, which generated $15.6 million, or 17.7%, of our total revenues for the nine months ended September 30, 2000, as compared to $0.8 million, or 5.3%, of total revenues for the nine months ended September 30, 1999.

OPERATING EXPENSES

PROJECT PERSONNEL COSTS. Project personnel costs for the three months ended September 30, 2000 increased by $14.4 million, or 420.9%, to $17.8 million from $3.4 million for the three months ended September 30, 1999. This increase was primarily due to an increase in the number of employees hired and subcontractor costs incurred to deliver client services. Project personnel costs represented 51.4% of revenues for the three months ended September 30, 2000, as compared to 47.6% of revenues for the three months ended September 30, 1999. This percentage increase was primarily due to the costs associated with our growing employee base, which grew at a higher rate than our revenues.

Project personnel costs for the nine months ended September 30, 2000 increased by $34.7 million, or 490.9%, to $41.8 million from $7.1 million for the nine months ended September 30, 1999. This increase was primarily due to an increase in the number of employees hired and subcontractor costs incurred to deliver client services. Project personnel costs represented 47.6% of revenues for the nine months ended September 30, 2000, which approximates 47.9% of revenues for the nine months ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended September 30, 2000 increased $14.7 million, or 200.1%, to $22.1 million from $7.4 million for the three months ended September 30, 1999. This increase was primarily due to an increase in salaries and related costs for new employees, depreciation expense on capital equipment in connection with the growth in our application hosting business, and rent and related costs associated with the growth in our facilities. As a percentage of revenues, selling, general and administrative expenses decreased from 102.7% for the three months ended September 30, 1999 to 64.0% for the three months ended September 30, 2000. The decrease in 2000 was primarily due to economies of scale associated with the growth of the Company's operations. Selling, general and administrative expenses incurred relating to our application hosting

Form 10Q                                                         Page 13 of 26

                            BREAKAWAY SOLUTIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

service line were $5.5 million for the three months ended September 30, 2000 compared to $1.1 million for the three months ended September 30, 1999. Selling, general and administrative expenses incurred relating to bad debt expense were $0.1 million for the three months ended September 30, 2000. There was no bad debt expense incurred for the three months ended September 30, 1999.

Selling, general and administrative expenses for the nine months ended September 30, 2000 increased $42.3 million, or 312.6%, to $55.8 million from $13.5 million for the nine months ended September 30, 1999. This increase was primarily due to an increase in salaries and related costs for new employees, depreciation expense on capital equipment in connection with the growth in our application hosting business, and rent and related costs associated with the growth in our facilities. As a percentage of revenues, selling, general and administrative expenses decreased from 91.4% for the nine months ended September 30, 1999 to 63.4% for the nine months ended September 30, 2000. The decrease in 2000 was primarily due to economies of scale associated with the growth of the Company's operations. Selling, general and administrative expenses incurred relating to our application hosting service line were $11.5 million for the nine months ended September 30, 2000 and $1.6 million for the nine months ended September 30, 1999. Selling, general and administrative expenses incurred relating to bad debt expense were $2.3 million for the nine months ended September 30, 2000 as compared to $0.1 million for the nine months ended September 30, 1999. This increase was primarily due to increased revenues.

NON-CASH CHARGES. Amortization of deferred costs, goodwill and intangible assets for the three months ended September 30, 2000 increased $17.6 million to $18.6 million from $0.9 million for the three months ended September 30, 1999. This increase was attributable to amortization related to intangible assets recorded upon the acquisitions of DataCyr Corporation, Eggrock Partners, Inc., Norsec, Inc., and Zartis.com, Limited. We amortize deferred costs and intangible assets over their estimated useful lives, ranging from three to five years. When combined, these expenses represented 53.8% of revenues for the three months ended September 30, 2000.

Amortization of deferred costs, goodwill and intangible assets for the nine months ended September 30, 2000 increased $36.9 million to $38.1 million for the first nine months ended September 30, 2000 from $1.2 million for the nine months ended September 30, 1999. This increase was attributable to amortization related to intangible assets recorded upon the acquisitions of Applica Corporation, WPL Laboratories, Inc., Web Yes, Inc., DataCyr Corporation, Eggrock Partners, Inc., Norsec, Inc., and Zartis.com, Limited. When combined, these expenses represented 43.3% of revenues for the nine months ended September 30, 2000.

OTHER INCOME. Other income (expense) for the three months ended September 30, 2000 increased to $0.9 million from $35,000 for the three months ended September 30, 1999. Other income (expense) for the nine months ended September 30, 2000 increased to $1.6 million from $34,000 for the nine months ended September 30, 1999. These increases were mainly attributable to interest income earned on the proceeds from the Company's initial public offering of Breakaway common stock in October 1999, interest income earned on the proceeds from the Company's private placement of 1,500,000 shares of common stock in May 2000, and $0.5 million of proceeds received for a legal settlement in September 2000.

DEFERRED TAX BENEFIT. During the three months and nine months ended September 30, 2000, the Company recognized a deferred tax benefit of $3.1 million and $6.1 million, respectively. This tax benefit is associated with the amortization of deferred costs related to the acquisition of Eggrock Partners, Inc., Norsec, Inc., and Zartis.com Limited.

Form 10Q                                                         Page 14 of 26

                            BREAKAWAY SOLUTIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

From inception through December 31, 1998, we funded our operations primarily through cash provided by operations and through a line of credit with a bank. In 1999, we funded our operations through the issuance of preferred and common stock, and to a lesser extent, through a line of credit and equipment leases with a bank. In October 1999, the Company issued and sold 6,900,000 shares of common stock in our initial public offering, the net proceeds of which were approximately $42.0 million. In May 2000, the Company issued and sold 1,500,000 shares of its common stock through a private placement to five mutual funds managed by either Putnam Investment Management, Inc. or The Putnam Advisory Company, Inc., the net proceeds of which were approximately $39.0 million. The proceeds of these offerings are being used for general corporate purposes.

In September 2000, we entered into an agreement with FleetBoston to increase our working capital line of credit from $3 million to $10 million. At September 30, 2000, there was $10 million outstanding on this line of credit.

Our cash and cash equivalents, short-term investments and restricted cash balance was $43.0 million as of September 30, 2000 and $32.2 million at December 31, 1999. Our working capital balance was $46.7 million as of September 30, 2000 and $39.9 million at December 31, 1999.

Cash used in operating activities was $17.6 million for the nine months ending September 30, 2000 as compared to $5.4 million for the nine months ended September 30, 1999. This cash was used primarily to support costs associated with the Company's growth in personnel and facilities.

Cash provided by investing activities was $3.5 million for the nine months ending September 30, 2000 as compared to cash used of $6.0 million for the nine months ended September 30, 1999. This cash was primarily provided by the sale of investments, offset by purchases of property and equipment.

Cash provided by financing activities was $48.3 million for the nine months ending September 30, 2000 as compared to $19.2 million for the nine months ended September 30, 1999. Cash provided was primarily attributable to the private placement of the Company's common stock in May 2000 and $10.0 million of borrowings on the Company's newly increased working capital line of credit.

We have various equipment lease financing facilities. The terms of these equipment lease financings average two years. The annual interest rates on borrowings range from 12.7% to 13.3%.

Our accounts receivable relative to our revenues has decreased from 115.7% for the fourth quarter of 1999 to 85.8% for the third quarter of 2000. This decrease was due primarily to improvements in our billing and collection process.

We believe that the proceeds from our private placement and cash flow from operations, based upon our current business plan, will be sufficient to finance our funding requirements for the foreseeable future. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations in the absence of other sources. If additional funding is required, we may seek this through the debt or equity markets. There can be no assurance that any additional required financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

Form 10Q                                                         Page 15 of 26

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

WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT TO INCUR LOSSES IN THE FUTURE AND WILL NOT BE SUCCESSFUL UNLESS WE CAN REVERSE THIS TREND

We expect to continue to incur increasing sales and marketing, infrastructure development and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties with respect to our business model and our ability to raise capital. We experienced net losses of $0.6 million and $10.4 million for the fiscal years ended December 31, 1998 and 1999, respectively and a net loss of $40.1 million for the nine months ended September 30, 2000. We expect to continue to incur significant operating losses in the foreseeable future. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future, or raise capital.

Form 10Q                                                         Page 16 of 26

OUR QUARTERLY REVENUES AND OPERATING RESULTS HAVE VARIED IN THE PAST AND ARE LIKELY TO VARY SIGNIFICANTLY FROM OUR OWN EXPECTATIONS AND THE EXPECTATIONS OF EXTERNAL PARTIES. THESE VARIATIONS MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE

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

         - amortization charges for intangible assets attributable to acquisitions;

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

         - demand for our services and offerings by Internet Capital Group and affiliated partner companies;

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

         - the amount and timing of certain restructuring expenses that we have taken previously and may take again in the future;

         - our ability to attract, train and retain skilled personnel in all areas of our business;

         - our ability in a consistent and accurate manner to manage costs, including personnel costs and support services costs; and

         - the timing and cost of anticipated openings or expansions of new regional offices and new Solution Centers.

Form 10Q                                                         Page 17 of 26

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

WE PLAN TO EXPAND RAPIDLY; IF WE CANNOT MANAGE OUR GROWTH SUCCESSFULLY, OUR GROWTH MAY SLOW OR STOP

We have rapidly and extensively expanded our operations. Our growth has placed, and will continue to place, a significant strain on our management, operating and financial systems, and sales, marketing and administrative resources. If we cannot manage our expanding operations, we may not be able to continue to grow or we may grow at a slower pace. Furthermore, our operating costs may escalate faster than planned. In order to manage our growth successfully we must:

         - improve our management, financial and information systems and controls;

         -        expand, train and manage our employee base effectively; and

         -        enlarge our infrastructure for application hosting services.

WE RELY ON A SMALL NUMBER OF CLIENTS FOR MOST OF OUR REVENUES; OUR REVENUES WILL DECLINE SIGNIFICANTLY IF WE CANNOT KEEP OR REPLACE THESE CLIENTS

In 1998, revenues from a single client accounted for approximately 27.0% of our total revenues, and revenues from our five largest clients accounted for 54.0% of total revenues. In 1999, while no single client accounted for more than 10% of our total revenues, Internet Capital Group, which is our largest shareholder and has two representatives on our Board of Directors, and companies related to or owned in part by Internet Capital Group accounted for 17.9% of total revenues. Revenues from our five largest clients accounted for approximately 26% and 30% of total revenues in 1999 and the first nine months of 2000, respectively. If these clients do not need or want to engage us to perform additional services for them and we are not able to sell our services to new clients at comparable or greater levels, our revenues will decline.

OUR FUTURE SUCCESS IS UNCERTAIN BECAUSE WE HAVE SIGNIFICANTLY CHANGED OUR
BUSINESS

Prior to 1999, we primarily provided traditional systems integration services along with limited strategic planning and Internet systems integration services. In 1999, we added application hosting to our service offerings and substantially increased our capacity to provide strategic planning and Internet systems integration services through three acquisitions and significant hiring of professionals. Through September 30, 2000, we have further expanded our consulting and systems implementation services in connection with our acquisition of Eggrock Partners, our European presence through the acquisition of Zartis.com Limited in Dublin, Ireland, and our acquisition of Norsec - a web security firm. In part, due to these recent significant changes, we are subject to the risk that we will fail to successfully implement our business model and strategy. This risk is heightened because we are operating in the new and rapidly evolving e-business solutions market. Our historical results of operations do not reflect our new service offerings. Consequently, our historical operating results and pro forma financial information may not give you an accurate indication of how we will perform in the future.

OUR GROWTH COULD BE LIMITED IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL

We believe that our success depends largely on our ability to attract and retain highly skilled technical, consulting, managerial, sales and marketing personnel. We may not be able to hire or retain the necessary personnel to implement our business strategy. Due to likely variations in the price of our stock, a significant portion of our employees may not have vested stock options which permit them to acquire stock on favorable terms, thus making employee retention less likely. In addition, we may need to pay higher compensation for employees than we currently expect. Individuals with e-business solutions skills or prior histories of success in selling complex e-

Form 10Q                                                         Page 18 of 26
business solutions, particularly those with the significant experience which we generally require, are in very short supply. Competition to hire from this limited pool is intense.

WE MAY LOSE MONEY ON FIXED-FEE CONTRACTS AND PERFORMANCE-BASED CONTRACTS

We derive a portion of our revenues from fixed-fee contracts. We may, from time to time, make a portion of our fees contingent on meeting performance objectives. If we misjudge the time and resources necessary to complete a project, or if a client does not achieve the agreed upon performance objectives, we may incur a loss in connection with the project or experience a substantial delay in getting paid. These risks are heightened because we work with complex technologies in compressed time frames.

OUR RELATIONSHIP WITH INTERNET CAPITAL GROUP MAY LIMIT OUR ABILITY TO OFFER CERTAIN SERVICES OR PROVIDE CERTAIN OFFERINGS

Our relationship with Internet Capital Group, which owns approximately 32.8% of our outstanding common stock at September 30, 2000, may, as a practical matter, limit or affect our ability to enter into strategic alliances or otherwise offer services competitive with products or services offered by Internet Capital Group or affiliated companies. In some instances, we may be unable or unwilling to offer services or products requested by clients or prospects, and our financial results and market share may suffer accordingly.

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

WE ARE LIKELY TO NEED ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE TO US, AND WHICH, IF RAISED, MAY DILUTE YOUR OWNERSHIP INTEREST IN US

We are likely to need to raise additional funds through public or private equity or debt financings in order to:

         -        support additional capital expenditures;

         -        take advantage of acquisition or expansion opportunities;

         -        develop new services; or

         -        address additional working capital needs.

The recent decline in our stock price could negatively impact our ability to raise capital through the equity markets. If we cannot obtain financing on terms acceptable to us or at all, we may be forced to curtail some or all of these activities or otherwise reduce significantly the scale of its operations. As a result, we could grow more slowly or stop growing. Any additional capital raised through the sale of equity will dilute your ownership interest in us and may be on terms that are unfavorable to holders of our common stock.

Form 10Q                                                         Page 19 of 26

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

         - competitive markets for office space in various non-US locales and the inability to lease space on favorable terms;

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

Form 10Q                                                         Page 20 of 26

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

There can be no guarantee that the Company has or can obtain adequate insurance coverage at acceptable rates for these risks.

WE MAY NOT BE ABLE TO PREVENT UNAUTHORIZED ACCESS TO OUR CUSTOMERS' NETWORKS

In August 2000, we acquired Norsec, Inc. to enhance our application hosting product offerings and bolster our business model. Despite our focus on Internet security, we may not be able to stop unauthorized attempts, whether made unintentionally or by computer "hackers," to gain access to or disrupt the network operations of our customers. Accordingly, our success is substantially dependent on the continued confidence of our current and potential customers that we provide superior network security protection. Any failure by us to stop

Form 10Q                                                         Page 21 of 26
unauthorized access from the Internet or disruptions to related Internet operations of our customers could materially harm such customers and us.

Although we typically limit warranties and liabilities in our customer contracts, our customers may seek to hold us responsible for any losses suffered as a result of unauthorized access to customers' network systems from the Internet. This could result in liability to us, which could have a material adverse effect upon our business. Moreover, computer "hackers" from the Internet could infiltrate our network and sabotage our network or services by creating bugs or viruses. Any adverse publicity resulting from unauthorized access could deter future customers from using our services and could cause current customers to cease using our services, which could have a material, adverse effect upon our business. There can be no guarantee that the Company has or can obtain adequate insurance coverage at acceptable rates for these risks.

WE GENERATE A SIGNIFICANT PORTION OF OUR REVENUES FROM SERVICES RELATED TO PACKAGED SOFTWARE APPLICATIONS OF A LIMITED NUMBER OF VENDORS; WE WOULD EXPERIENCE A REDUCTION IN REVENUES IF ANY OF THOSE VENDORS CEASED DOING BUSINESS WITH US

We derive a significant portion of our revenues from projects in which we customize, implement or host packaged software applications developed by third parties. We do not have contractual arrangements with most of these software vendors. As a result, those software vendors with whom we do not have contractual arrangements can cease making their products available to us at their discretion. Even in the case of software vendors with whom we do have contractual arrangements, those arrangements are either terminable at will by either party or are for short terms. In addition, these software vendors may choose to compete against us in providing strategic consulting, systems integration or application hosting services. Moreover, our success is dependent upon the continued popularity of the product offerings of these vendors and on our ability to establish relationships with new vendors in the future. If we are unable to obtain packaged applications from these or comparable vendors or, if our vendors choose to compete with us, or the popularity of our products declines, our business and operating results may be adversely affected.

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

Form 10Q                                                         Page 22 of 26

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

As the number of e-business applications in our target market increases and the functionality of these applications overlaps, we may become subject to infringement claims. We cannot be certain that our services, the solutions that we deliver or the software used in our solutions do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. In addition, certain of our current and previous employees who formerly worked for Eggrock Partners may not have signed assignment of inventions/confidentiality agreements, and there is a risk that one or more of these present or former employees could claim ownership in and to intellectual property created for third parties or otherwise compromise Breakaway Solutions' intellectual property rights or trade secrets. If there is infringement, we could be liable for substantial damages. Any infringement claim, even if without merit, can be time consuming and expensive to defend, and may divert management's attention and resources and could cause service implementation delays. They also could require us to enter into costly royalty or licensing agreements.

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

Form 10Q                                                         Page 23 of 26

OUR BUSINESS MAY SUFFER IF GROWTH IN THE USE OF THE INTERNET DECLINES

Our business is dependent upon continued growth in the use of the Internet by our clients, prospective clients and their customers and suppliers. If the number of users on the Internet does not increase and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and, as a result, our revenues would decline. Factors that may affect Internet usage or electronic commerce adoption include:

         - actual or perceived lack of security of information and the actual or threatened threat of computer "viruses" or other malicious code;

         -        lack of access and ease of use;

         -        congestion of Internet traffic;

         -        inconsistent quality of service;

         -        increases in access costs to the Internet;

         - excessive governmental regulation or the imposition of taxation on Internet transactions;

         -        uncertainty regarding intellectual property ownership;

         -        reluctance to adopt new business methods; and

         - costs associated with the obsolescence of existing infrastructure.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. We invest our cash primarily in money market funds, which are subject to minimal credit and market risk. We believe the market risks associated with these financial instruments are immaterial.

Form 10Q                                                         Page 24 of 26


                            BREAKAWAY SOLUTIONS, INC.

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

(c) Sales of Unregistered Securities

On July 28, 2000, Breakaway issued 430,456 shares of its common stock to former stockholders of Zartis.com Limited as consideration for the purchase of all of the outstanding capital stock of Zartis.com Limited.

On August 11, 2000, Breakaway issued 273,019 shares of its common stock to former stockholders of Norsec, Inc. as consideration for the purchase of all of the outstanding capital stock of Norsec, Inc.

(d) Use of Proceeds from Sales of Registered Securities

As of September 30, 2000, there were no proceeds remaining from our initial public offering in October 1999.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1 Technology Assignment and License Back Agreement between the Registrant and Satori, Inc. dated September 29, 2000

10.2 Shareholders Agreement among the Registrant, ICG Asiaworks Limited, and Breakaway Solutions Asia Pacific Limited dated October 24, 2000

10.3 License Agreement between the Registrant and Breakaway Solutions Asia Pacific Limited, dated October 24, 2000

27.1      Financial Data Schedule.

(b) Reports on Form 8-K:

There were no reports filed by the Company on Form 8-K for the three months ended September 30, 2000.

On November 13, 2000, the Company filed a report on Form 8-K for the purpose of filing with the Securities and Exchange Commission: (1) a press release dated October 3, 2000, announcing, among other things, preliminary third quarter 2000 financial results and a 9% reduction in staff, (2) a press release, dated October 26, 2000, announcing the third quarter 2000 financial results, and (3) to announce the acquisition of a 19.9% interest in Breakaway Solutions Asia Pacific Limited, a Bermuda company ("Breakaway Asia Pacific") and the granting of a license to that company.

Form 10Q                                                         Page 25 of 26


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BREAKAWAY SOLUTIONS, INC.



Date:  November 14, 2000                    /s/  Kevin Comerford
                                           ------------------------------
                                           KEVIN COMERFORD
                                           Vice President, Administration,
                                           Chief Financial Officer,
                                           Treasurer and Secretary
                                           (Principal financial officer and
                                           Chief accounting officer)

Form 10Q                                                         Page 26 of 26

                                  Exhibit 27.1

                            BREAKAWAY SOLUTIONS, INC.

                                  EXHIBIT INDEX


Exhibit No.     Description
-----------     -----------
10.1            Technology Assignment and License Back Agreement between
                the Registrant and Satori, Inc. dated September 29, 2000

10.2            Shareholders Agreement among the Registrant, ICG Asiaworks Limited, and Breakaway Solutions Asia Pacific Limited dated October 24, 2000

10.3            License Agreement between the Registrant and Breakaway Solutions
                Asia Pacific Limited, dated October 24, 2000

27.1            Financial Data Schedule