Form 10-K
period 2000-12-31
BREAKAWAY SOLUTIONS INC
filed 2001-07-05
CIK 1076643

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-27269

                            BREAKAWAY SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         DELAWARE                                    04-3285165
         (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization)              Identification No.)


         1000 RIVER ROAD, SUITE 400
         CONSHOHOCKEN, PENNSYLVANIA                   19428
         (Address of Principal Executive Offices)     (Zip Code)

                            ------------------------

                                 (610) 828-5800
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.000125 par value per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [ X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of June 22, 2001, the aggregate market value of the Registrant's voting Common stock held by non-affiliates of the Registrant was approximately $3,402,686 (reference is made to Part II, Item 5 of this Annual Report on Form 10-K for a statement of assumptions upon which this calculation is based). As of that date, there were outstanding 51,222,494 shares of the Registrant's common stock, $0.000125 par value per share ("Common Stock"). The Registrant has no shares of non-voting Common Stock authorized or outstanding.

            --------------------------------------------------------
            --------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of important factors, including the risks described in "Factors that May Affect Future Results" and elsewhere in this Annual Report on Form 10-K. The forward-looking statements provided by Breakaway in this Annual Report on Form 10-K represent our estimates as of the date this report is filed with the SEC. We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so. These forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

                            BREAKAWAY SOLUTIONS, INC.
                                    FORM 10-K
                                  ANNUAL REPORT

PART I

                                     ITEM 1
                                    BUSINESS
OVERVIEW

     Breakaway Solutions, Inc. (the "Company," "Breakaway," or "Breakaway Solutions"), is a leading Full Service Provider ("FSP") of collaborative business solutions. Late in 2000, Breakaway experienced a significant reduction in demand for mid-market e-business services, and in particular from venture-backed dot-com companies. In addition, a number of clients were unable to pay for services Breakaway performed late in the year. In response to this reduction in demand, the Company reset its strategy and restructured. Breakaway realigned its target market towards the Global 3000, closed a number of offices and refocused on the U.S. marketplace, significantly reduced billable and non-billable headcount, and established reserves for overdue accounts receivables. These changes were quickly executed. Breakaway has gained significant traction in the Global 3000 enterprise market segment, has eliminated the in balance between resources and demand, and continues to deliver high quality solutions for our customers.

     Our target market segment, the Global 3000 enterprise, is comprised of companies with revenues greater than $250 million or project budgets greater than $10 million that seek to create additional revenue streams or obtain operational efficiencies. We offer our clients integrated services for business strategy, branding and user experience, e-business implementation and package customization. Complementing these services, we offer full application hosting and operations support. All of these services are designed to provide a strong focus on customer value and satisfaction.

     We believe that there are eight key elements contributing to our ability to deliver e-business solutions to Global 3000 enterprises:

- FULL SERVICE PROVIDER MODEL. Breakaway is positioned to provide customers with an integrated, end-to-end delivery model consisting of strategy, branding and user experience, e-business implementation and application hosting solutions.

- TEAM SOLUTIONS AND EXPERIENCE. Breakaway provides a teaming approach across all company divisions aimed at solving our clients' challenges. This organizational approach allows Breakaway to offer very flexible services and offerings tailored to our clients' needs, while still maintaining highly productized services and offerings in the marketplace. The collective experience of the team provides a highly focused and specialized effort focused on our clients' challenges.

- BUILT-TO-OPERATE APPROACH. Breakaway builds its applications for long-term reliability and operating efficiency. Breakaway has a spectrum of expertise to maximize the opportunity for our customers to receive long-term efficiency and cost savings.

- END-TO-END ACCOUNTABILITY. With Breakaway's FSP model, customers get a single point of accountability throughout the engagement, rather than experiencing the inefficiencies associated with multiple service providers - from strategy through application hosting.

- RELATIONSHIP MANAGEMENT, EXCHANGES AND PROCUREMENT, SUPPLY CHAIN MANAGEMENT ("SCM"), MOBILE BUSINESS ("M-BUSINESS") AND APPLICATION SERVICE PROVIDER ("ASP") EXPERTISE. Breakaway provides deep concentrated experience in five practice areas delivered by experienced professionals with a total of over 250 business-to-business ("B2B") engagements.

- PRAGMATIC PHASED OR MILESTONE APPROACH. Clients' projects are delivered in a series of quick value phases to enable their e-Business initiative to start realizing functionality and value more rapidly.

- MICROSOFT TECHNOLOGY. Clients' projects are delivered using the latest versions of Microsoft technology with a strong focus on, and history of, time-to-market, cost controls, and operating capabilities.

- JAVA TECHNOLOGY. Clients' projects are delivered using the latest versions of Java technology with a strong focus on open standards and systems, operational capabilities and scalability.

     The Company has been in business since 1992 and, as of June 11, 2001, employs approximately 338 employees throughout our regional offices located in Maynard, Minneapolis, New York, Orlando, Conshohocken, and Redwood Shores. We provide application hosting solutions through facilities in North America and Europe.

     The Company headquarters recently relocated to 1000 River Road, Suite 400, Conshohocken, Pennsylvania 19428. The telephone number in our relocated corporate office is (610) 828-5800. Our stock is available for trading on the Pink Sheets under the symbol "BWAY." (See "Item 5. - Market Price for Registrant's Common Equity and Related Matters"). Our Internet address is http://www.breakaway.com. Information contained on our web site is not incorporated in this Form 10-K by reference.

BREAKAWAY STRATEGY

     Our objective is to become the leading Full Service Provider, or FSP, of collaborative business solutions for enterprises. Our mission is for Breakaway to be the only FSP with the expertise to offer Global 3000 companies greater return on their e-business investment.

     Our strategy for achieving this objective is as follows:

FURTHER PENETRATE THE GLOBAL 3000 MARKETPLACE

The Global 3000 marketplace has typically engaged traditional consulting firms for its e-business solutions needs. These customers are now seeking other e-services partners who have extensive e-business experience combined with a specific vertical industry approach without prolonged strategy and scoping phases. Traditional consulting firms can take up to 6 months in creating an e-business strategy. We believe that these Global 3000 businesses find value in an e-service provider that is flexible in delivery and provides a coherent vision for the end product after the initial stage. It is these reasons, along with Breakaway's ability to provide rapid time-to-value and proven solutions, that are helping us penetrate the Global 3000 market. In the fourth quarter of 2000, although we experienced a significant decrease in revenues overall from the third quarter, we experienced an increase in revenue from Global 3000 companies as a percentage of overall revenues, from 24% to 44%. Currently, the majority of our business is generated from non-dot-coms.

ATTRACT, TRAIN AND RETAIN HIGH QUALITY INFORMATION TECHNOLOGY PROFESSIONALS

     We believe that attracting and retaining outstanding professionals are essential to our growth. We perform most of our development work in our Solution Centers which are our development centers. The existence of our Solution Centers greatly limits the travel required of our professionals. We believe that extensive travel is one of the primary causes of employee turnover in our industry. Through our Solution Centers and regional offices, our employees participate in a culture that is entrepreneurial and promotes enterprise-wide, collaborative knowledge sharing. We believe that the combination of our lower travel requirements and unique culture helps us to attract and retain highly skilled, experienced senior information technology professionals. Even during our restructuring, which has reduced headcount from a high of near 1,100 in the third quarter 2000 to 338 as of June 11, 2001, Breakaway Solutions has experienced only limited voluntary turnover, and Breakaway Solutions has been able to retain key personnel.

EXPAND ALLIANCES

     We have a number of working alliances with independent software providers ("ISP"s) and Internet technology providers. These relationships provide a range of benefits, including new sales leads, co-marketing and co-branding opportunities and discounts on software licenses.

     In addition, our alliances allow us to gain access to training, product support and technology developed by the companies with whom we have alliances. These relationships also provide an accelerated path to developing expertise regarding hardware, software and applications. We plan to pursue alliances with both market leading companies as well as emerging companies. We will seek alliances that provide us with the opportunity both to use applications in our solutions and to host these applications.

     We are also expanding the alliance program into our regional offices, so that the responsibility of the execution of alliances falls locally and can be managed between our local management and our alliance partners local sales organization. In this way we can tailor our offerings for alliances to best address the needs of our customers, those companies with whom we have alliances and local market needs.

EXPAND REGIONAL DELIVERY MODEL

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

PROVIDE APPLICATION HOSTING AND OPERATIONS THROUGH STRATEGICALLY OUTSOURCING COMMODITIES

We lease space from third party facilities, known as co-location facilities, for the equipment which we use for our application hosting services. We currently lease space from multiple providers at five co-location facilities worldwide. We believe that leasing space and related commodity services, such as uninterrupted power supplies and high speed telecommunications access, permits us to expand quickly into new markets while reducing the capital investment required for expansion.

THE BREAKAWAY SOLUTION

     Breakaway is an experienced FSP with the expertise to offer Global 3000 businesses with the opportunity for heightened returns on their e-business investments. Breakaway created its FSP model by integrating an application hosting solution into its core business services. Besides having the ability to operate applications that are built by our development team, Breakaway also delivers to our customers the opportunity for a powerful value creation and return on investment. We believe that this approach, in conjunction with Breakaway's single point of accountability model, expertise in several core practice areas and specific industry focuses, are key differentiators when customers are choosing to work with Breakaway. Our 2001 Global 3000 customers continue to select Breakaway as their e-business provider and re-iterate our value proposition as the justification for Breakaway's selection.

         Here are key components to Breakaway's value proposition:

         - BUILT-TO-OPERATE APPROACH. We build our applications for long-term reliability and operating efficiency. Breakaway has a spectrum of expertise to provide the opportunity for long-term efficiency and cost savings.

         - CUSTOMER AND SUPPLIER RELATIONSHIP MANAGEMENT, B2B COLLABORATION, WORKFORCE COLLABORATION, M-BUSINESS AND ASP EXPERTISE. We offer deep concentrated experience in five practice areas delivered by experienced professionals who have collectively worked on over 250 B2B engagements.

         - END-TO-END ACCOUNTABILITY. Breakaway's FSP model offers a single point of accountability throughout the engagement -- from strategy to creative to implementation through hosting -- rather than experiencing the inefficiencies associated with multiple service providers.

         - PRAGMATIC MILESTONE APPROACH. Each initiative is delivered in a series of quick value phases to enable the client to start realizing functionality from their initiative more rapidly.

     Typically, Global 3000 companies have medium to large information technology ("IT") organizations that have been involved with maintaining databases, client server applications and IT structure. In order to improve core business practices and make IT organizations a profitable company component, businesses are outsourcing the integration, operation, and maintenance of collaborative e-business applications. These applications can be integrated enterprise wide, and as a result can improve return on investment ("ROI") initiatives across the board.

     Breakaway's FSP delivery, incorporating strategy, implementation, and application hosting, is designed to meet the needs of collaborative e-businesses. We believe that the FSP approach is the best delivery model for collaborative solutions because these applications are naturally hosted and require many integration requirements; there is a shortage of skills to maintain and secure these applications; there are significant time and cost investments required and there is rarely a single application solution. Since Breakaway builds applications that can require multiple integrations and has expertise in operating these solutions, we are well positioned to enhance our long-term relationship with our customers.

SERVICES

     As a Full Service Provider, we specialize in delivering comprehensive strategy, branding and user experience, e-business implementation, and application hosting solutions across five key practice areas. These core practice areas are:

         -    Customer and Supplier Relationship Management

         -    B2B Collaboration (Procurement and Exchanges)

         -    Workforce Collaboration

         -    m-Business (Mobile Business)

         -    Application Hosting (ASP)

     By focusing on a select set of core practices, we are able to provide our customers FSP solutions based on our business experience and expertise. We deliver these services using business processes that we have designed to provide rapid, high quality and cost-effective implementations.

BREAKAWAY CUSTOMER AND SUPPLIER RELATIONSHIP MANAGEMENT ("RM") SOLUTIONS

     Our Customer and Supplier RM Practice uses Breakaway's Relationship Management experience and best practices to help e-Businesses better understand, attract, sell to, and serve their customers, employees, partners and suppliers. The Customer Relationship Management ("CRM") Practice is built upon industry alliances and expertise in e-Service, e-Marketing, Sales Force Automation, Content Management/Personalization and Data Analytics across a broad range of industries.

BREAKAWAY B2B COLLABORATION SOLUTIONS

     Our B2B Practice provides customers with a comprehensive set of e-Business options to quickly develop, build and grow thriving B2B public and private exchanges. Breakaway has developed custom solutions and allied itself with best-of-breed application vendors to help our customers rapidly and cost-effectively capitalize on the promise of the B2B Exchanges.

BREAKAWAY WORKFORCE COLLABORATION SOLUTIONS

     Our Workforce Collaboration Solutions provide customers with powerful tools to make their internal employees work effectively and efficiently, resulting in cost savings. Workforce Collaboration focuses on automating the internal business processes and information, using tools and techniques that are scalable and reliable and are consistent with Internet standards.

BREAKAWAY M-BUSINESS SOLUTIONS

     Our m-Business Practice consists of three core offerings, m-Commerce, m-Operate, m-Collaborate -- all targeted to mobile customers, employees and partners of an enterprise. These offerings are designed to provide customers with new opportunities through applications such as Relationship Management, e-Commerce, as well as key industries such as healthcare, finance, insurance, telecommunications, manufacturing, transportation and logistics.

BREAKAWAY APPLICATION HOSTING

     Our Application Hosting Solutions enable customers to deploy an e-business solution quickly and affordably, and without the procurement and management of applications, servers, and networks. This enables our customers to begin realizing value from their e-Business initiative in substantially less time, and at substantially less cost than most in-house solutions. We employ best-of-breed technologies for a variety of customized and packaged applications, provide twenty-four-hour-a-day support, and operate a high-availability global service delivery infrastructure, with multiple hosting centers around the world.

SALES AND MARKETING

MARKETING

Our marketing goal is to generate sales opportunities among Global 3000 enterprises by increasing awareness of the Breakaway e-Commerce capabilities. Our corporate marketing department has overall responsibility for communications, advertising, public relations and our website. Our direct marketing activities include direct mail, web promotions, targeted HTML or text e-mail and seminars for senior executives and other information technology decision-makers. In addition, to heighten our public profile, we seek opportunities for our professionals to publish articles and deliver speeches in their respective areas of expertise through our industry associations and participation in conferences.

SALES

     Our direct sales professionals employ a consultative sales approach, working with the prospective client's senior executives to identify and solve their e-Business problems. Group Directors, who also participate in the sales process, are service professionals located alongside our sales team. Once the client has engaged us, our sales people maintain their relationship with the client by working collaboratively with the Group Director assigned to that client.

ALLIANCES

     As part of our sales and marketing efforts, we have established working relationships with a number of companies including Allaire, Cisco Systems, Dell, Firstwave, IcanSP, Level(3), Mercury Interactive, Microsoft, Onyx, Participate.com, SilverStream, Sun Microsystems, Palm, and Vignette. These alliances generally entail sharing sales leads, installation services agreements, joint presentations, negotiating discounts on license fees or other charges, and conducting similar activities. Our arrangements with many of these companies are informal and are not the subject of definitive written agreements. We believe we have been successful in establishing alliances with a strong group of companies who are either industry leaders or well-regarded new entrants. During the restructuring, Breakaway has refocused on key alliances, and has maintained all the critical relationships and joint programs.

CLIENTS

     We have refocused our marketing and sales activity on Global 3000 collaborative e-business customers since the downturn in the dot-com segment. The Global 3000 is comprised of companies with revenues greater than $250 million or project budgets greater than $10 million that seek to create additional revenue streams or obtain operational efficiencies. They are generally focused on growth and reinvention as collaborative e-business enterprises and include Global 3000 spin-offs, divisions, consortia, Internet software vendors ("ISV"s) and Vertical ASPs (companies that host industry-specific applications).

     The functionality of many of our solutions is applicable across a variety of industries. Accordingly, we provide our services to a number of types of businesses. Our clients' industries include commodity trading, services, high tech and manufacturing, healthcare, finance, insurance, telecommunications, manufacturing, transportation, and logistics.

     We offer our Strategy and Internet services on either a time and material or a fixed price basis. Due to the challenges faced by Global 3000 companies in an increasingly competitive and difficult market, we work closely with prospective clients prior to engagement to understand their business model, timing, and available resources, so that we can tailor our solution to their needs.

     We provide our application hosting services for an initial set-up fee plus a monthly service fee. The monthly service fee is subject to maintaining stated service levels. Our hosting fees vary depending upon the scope of the particular client's requirements. During 1998 and 2000, one customer accounted for 27% and 12%, respectively, of the Company's Strategy and Internet Consulting Services revenue. During 1999, no single customer accounted for 10% or more of the Company's Strategy and Internet Consulting Services revenue.

     During 1999 and 2000, one customer accounted for 24% and 19%, respectively, of the Company's Application and Web Hosting Services revenue. In addition, during 2000, a second customer accounted for 11% of the Company's Application and Web Hosting Services revenue.

     For the year ended December 31, 2000, our largest customer accounted for 11% of our total revenues. For the year ended December 31, 1999 no single customer accounted for more than 10% of total revenue. For the year ended December 31, 1998 our largest customer accounted for 27% of our total revenue.

     Our five largest customers accounted for 27% of total revenues for the year ended December 31, 2000, compared to 25% for the year ended December 31, 1999, and 54% for the year ended December 31, 1998.

PEOPLE AND PROFESSIONAL ENVIRONMENT

     Given the reduction in demand for e-business services that we experienced late in 2000, we have significantly reduced our billable and non-billable resources. In addition, we closed a number of Solution Centers and Regional Offices based upon demand and profitability in those geographic regions. We have successfully maintained our teams of experienced professionals who have the high level of information technology skills and experience needed to provide our sophisticated services. We believe that the combination of professional support, intellectual challenge, reduced travel, corporate culture, and compensation we offer will continue to attract these information technology professionals. In addition, the targeted reductions in resources have resulted in a balance of skill sets that allows us to more effectively and efficiently serve our clients.

PROFESSIONAL DEVELOPMENT

     We believe that providing our professionals with a wide variety of challenging projects and the opportunity to demonstrate ability and achieve professional advancement are keys to retaining them. We create a professional development plan for our information technology professionals that identifies the individual's training and objectives. We encourage all of our strategy and systems integration professionals to rotate through our strategy services and e-business solutions groups in order to achieve exposure to the breadth of our service offerings. This policy creates a high level of intellectual challenge for our professionals and provides them with the opportunity to display their capabilities across a range of disciplines. In addition, our clients benefit from the resulting broad service experience of our professionals. We also believe that the working relationships which develop in our Solution Centers provide valuable formal and informal mentoring and knowledge sharing.

CULTURE

     Our culture is critically important to hiring and retaining information technology professionals. Our culture reflects the entrepreneurial spirit that built the Internet industry. Our compensation plan ties a significant portion of compensation to the achievement of individual performance goals, team goals, and company financial performance goals. Our employees have been intimately involved in the restructurings of Breakaway Solutions and are the drivers behind all the strategy realignments. Overall, the culture is still strong despite the required restructuring.

     As of June 11, 2001, we had approximately 338 employees, including 225 in Professional Services which includes Systems Integration and Strategy, 71 in Application Hosting, and 42 in Corporate finance, administration and support. Of the 338 employees, an additional 61 employees have been notified of their pending termination as a result of the Company's on-going restructuring plan. Our success depends on our ability to recruit and train highly qualified technical, sales, and managerial professionals. The competition for these professionals is intense. None of our employees is represented by a labor union, and we consider our employee relations to be good. In order to retain our existing employees we continue to offer them opportunities on cutting edge technologies, and we have restructured our bonus plan. In addition we still have a very competitive benefits plan.

COMPETITION

     Our service offerings consist of strategy consulting, e-business solutions, implementation, and application hosting. We face a high level of competition in each of these service offerings. Our competitors include consulting companies, Internet professional services firms, systems integration firms, application hosting firms and Web hosting firms. Barriers to entry in the strategy consulting and systems integration markets are low. Therefore, we expect additional competitors to enter these markets. Since Breakaway Solutions was one of the first companies to face the realities of the post-dot com marketplace, our rapid restructuring has positioned us as a leader and has increased our competitiveness.

STRATEGY CONSULTING

     We believe that the principal competitive factors in the strategy consulting market are quality of services, technical and strategic expertise and ability to provide services in a timely and cost-effective manner. We believe that we compete successfully with respect to these factors because of the strong experience and expertise of our professionals and our focus on e-business solutions. We also believe that our ability to provide consulting services in combination with systems integration and hosting provides us with a competitive advantage.

SYSTEMS INTEGRATION

We believe that the principal competitive factors in the systems integration market are the ability to implement high quality, value-creating solutions rapidly, and in a cost-effective manner. Through the use of our Solution Centers and commitment to results, we believe that we are able to provide high quality systems integration of e-business solutions on a rapid, cost-effective basis. We believe our ability to offer application hosting to systems integration clients also is a distinct competitive advantage.

APPLICATION HOSTING

     We believe that the principal competitive factors in the application hosting market are quality and reliability of service and overall cost. We believe that we will continue to compete effectively because of:

         - the high level of expertise of our application hosting service professionals;

         - our recent restructuring from a factory model to a more customer-centric model which has resulted in improved quality of service, as well as operating efficiencies in the complex environments in which we operate;

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

INTELLECTUAL PROPERTY

     We have developed proprietary methodologies, tools, processes and software in connection with delivering our services. We rely on a combination of trade secret, copyright and trademark laws to protect our proprietary rights. In particular, we require each of our employees to sign an invention and non-disclosure agreement which provides that they must maintain the confidentiality of our intellectual property and that any intellectual property which they develop while performing work for us is our property. We have been careful to protect our intellectual property during the restructuring. We have done targeted reductions to ensure a balance of skills and knowledge and we have utilized our Asset Library and Knowledge Portal to capture information and best practices.

     We have registered the trademark "Breakaway Solutions" with the United States Patent and Trademark Office. We intend to make such other state, federal and foreign filings we believe appropriate to protect our intellectual property rights.

                                     ITEM 2
                                   PROPERTIES

     Our principal executive offices are now located in Conshohocken, Pennsylvania where we rent approximately 56,302 square feet of space under a lease that expires on April 30, 2007. We perform professional services in that office and other offices in the United States and at offices in London, England and Dublin, Ireland. These facilities comprise approximately 402,000 square feet in the aggregate. Our London and Dublin facilities are scheduled to be closed by mid-2001. These facilities comprise approximately 18,000 square feet in the aggregate. In addition, we support and host e-business solutions through facilities at five rented locations worldwide. We lease all of our facilities either from month to month or pursuant to leases with remaining terms through November 2007. Currently, we sublease approximately 62,000 square feet of space to other tenants in: Dallas, Texas; King of Prussia, Pennsylvania; and Boca Raton, Florida.

                                     ITEM 3
                                LEGAL PROCEEDINGS

     From time to time, we are involved in litigation that arises in the normal course of business operations. As of the date of this Annual Report on Form 10-K, we believe that the litigation to which we are a party will not have a material adverse effect on our business or results of operations, except for litigation filed by the landlord of our former corporate headquarters in Boston seeking to collect unpaid rent through the remainder of the lease term.

                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 2000, there were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise.


PART II

                                     ITEM 5
       MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                    MATTERS


MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock traded on the Nasdaq National Market under the symbol "BWAY" from October 6, 1999 through April 19, 2001, and from April 20 through June 20, 2001 under the ticker symbol "BWAYE." Thereafter, our Common Stock has been available on the Pink Sheets under the symbol "BWAY." Prior to October 6, 1999, there was no established public trading market for our Common Stock. On April 20, 2001, our Common Stock began trading under the symbol "BWAYE." The following table sets forth the range of high and low sale prices of our Common Stock for the periods indicated, as quoted on the Nasdaq National Market. Information in the table is adjusted to give retroactive effect to a two-for-one stock split in the form of a stock dividend paid on March 23, 2000 to the holders of record of our Common Stock as of March 7, 2000. Quotations since June 21, 2001 may reflect interdealer prices, without retail mark-ups, mark-downs or commissions, and do not reflect actual transactions.


PERIOD                                                                        HIGH                LOW
------                                                                        ----                ---

Fourth Quarter of Fiscal 1999 (commencing October 6, 1999)........            $ 38.50            $ 18.06
First Quarter of Fiscal 2000......................................            $ 85.50            $ 27.50
Second Quarter of Fiscal 2000.....................................            $ 50.00            $16.875
Third Quarter of Fiscal 2000......................................            $38.375            $ 6.563
Fourth Quarter of Fiscal 2000.....................................            $ 8.875            $ 0.625
First Quarter of Fiscal 2001......................................            $ 3.125            $ 0.313
Second Quarter of Fiscal 2001 (through June 25, 2001).............            $  0.72            $  0.12



     As of June 25, 2001, there were 456 holders of record of our Common Stock. This number does not include stockholders who hold their shares in "street name" or through broker or nominee accounts.

     Effective June 21, 2001, our common stock was delisted from the Nasdaq National Market. We have requested that the Nasdaq Listing and Hearing Review Council review the decision to delist our common stock. This request does not stay the decision to delist our common stock. During the pendency of this review, our common stock is available for trading on the Pink Sheets. There can be no assurance that any review of the decision to delist our common stock from the Nasdaq National Market will result in the relisting of our common stock on the Nasdaq National Market.

     The closing per share sale price of our Common Stock on June 25, 2001 was $0.12. For purposes of calculating the aggregate market value of the outstanding shares of our Common Stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates, except for the outstanding shares beneficially held by our directors and executive officers, ICG Holdings, Inc. ("ICG Holdings"), Invest, and SCP Private Equity Partners II, L.P. ("SCP"). However, this should not be deemed to be an admission that all these persons are, in fact, affiliates of ours, or that there are not other persons who may be deemed to be affiliates of ours.

     We have never paid cash dividends on our Common Stock. Moreover, we cannot pay any cash dividends without the consent of the holders of a majority of our outstanding shares of Breakaway's Series A preferred stock, par value $0.0001 per share (the "Series A Preferred Stock") and of certain of the lessors under our equipment leases presently in effect. If we obtain additional financing, it is likely that any financing agreement with new sources of funding may also limit or prohibit our ability to declare or pay dividends. We intend to retain any earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

     The shares of Series A Preferred Stock will be entitled to receive dividends out of funds legally available therefore at the rate of 8.0% per annum. Such dividends will be payable, when and if declared, at the option of the Company either in cash or in additional shares of Series A Preferred Stock valued based upon the original $70.00 per share issue price therefor. Dividends will be cumulative and accrue quarterly. In the event of a Qualified Public Offering or a Qualified Public Sale within three years after the closing of the Purchase Agreement, all issued and outstanding shares of Series A Preferred Stock issued as dividends will be canceled.

RECENT SALES OF UNREGISTERED SECURITIES

     Since September 30, 2000, Breakaway issued the following securities that were not registered under the Securities Act of 1933, as summarized below.

              1. On December 12, 2000, Breakaway issued to Invest 2,631,579 shares of Common Stock and warrants to purchase up to 921,053 shares of Common Stock at a per share exercise price of $2.28, subject to adjustment, for consideration of
                   (i) $3.0 million in cash and (ii) a promissory note payable to Breakaway in the amount of $2.0 million at an interest rate of 6.19% per annum, secured by 1,052,631 shares of Common Stock.

              2. On January 19, 2001, Breakaway issued to ICG Holdings warrants to purchase up to 9,737,447 shares of Common Stock at a per share exercise price of $0.6875, subject to adjustment, in connection with entering into definitive agreements with ICG Holdings with respect to a $5.0 million secured financing of Breakaway which bore interest at an interest rate of 12% per annum.

              3. On February 6, 2001, in connection with a restructuring of Breakaway's December 12, 2000 transaction with Invest and the related surrender by Invest of its warrants to purchase up to 921,053 shares of Common Stock, Breakaway issued to Invest an additional 1,654,135 shares of Common Stock and warrants to purchase up to 4,285,714 shares of Common Stock at a per share exercise price of $0.70, subject to adjustment and incurred an income statement charge of $9.2 million.

              4. On February 16, 2001, in connection with (i) Breakaway's entering into a second amendment to its secured loan agreement with ICG Holdings increasing to $10.0 million the total amount which could be borrowed thereunder, (ii) Breakaway's entering into a similar secured loan agreement with SCP under which Breakaway could borrow up to $10.0 million at an interest rate of 12% per annum, (iii) the related surrender by ICG Holdings of its warrants to purchase up to 9,737,447 shares of Common Stock and (iv) Breakaway's entering into a preferred stock purchase agreement with both ICG Holdings and SCP, Breakaway issued to ICG Holdings and to SCP warrants to purchase up to 3,245,816 shares of Common Stock and 6,491,631 shares of Common Stock, respectively. All of these warrants are exercisable at a per share exercise price of $0.6875, subject to adjustment.

              5. On April 6, 2001, Breakaway issued the following securities to ICG Holdings and SCP in connection with the closing of the preferred stock purchase agreement Breakaway entered into with such entities on February 16, 2001 and for aggregate consideration of $8,141,667 in cash and $16,858,333 in cancellation of outstanding principal and interest under Breakaway's loan agreements with such entities: (i) 142,858 shares of Series A Preferred Stock at a per share price of $70.00 and warrants to purchase up to 14,285,720 shares of Common Stock at a per share exercise price of $0.70, subject to adjustment, to ICG Holdings and (ii) 214,286 shares of Series A preferred stock and warrants to purchase up to 28,571,429 shares of Common Stock at a per share exercise price of $0.70 subject to adjustment, to SCP. Each share of Series A Preferred Stock issued by Breakaway is convertible into Common Stock at a rate, subject to adjustment, of 100 shares of Common Stock for each share of Series A Preferred.

              6. On April 20, 2001, Breakaway's Board of Directors authorized the grant of a five-year warrant to Phoenix Management, an advisor to the Company retained to provide financial and other management services, to purchase 1-1/4% of Breakaway's issued and outstanding shares at a per share price of $0.70. The warrant will have a five year term and vest in eighteen equal monthly installments as long as Phoenix Management continues to provide services for Breakaway. The parties have not yet executed a Warrant instrument to reflect the issuance.

              7. On July 2, 2001, Breakaway issued to SCP warrants to purchase 20,000 shares of its Series A Preferred Stock at a per share exercise price of $70.00 in connection with SCP entering into a guarantee of Breakaway's obligations under a Loan and Security Agreement entered into by Breakaway with Silicon Valley Bank on that date.

     No underwriters were involved in any of the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

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

     The selected consolidated financial data presented below as of December 31, 1999 and 2000 and for each of the years ended December 31, 1998, 1999 and 2000 are derived from the audited consolidated financial statements of Breakaway which appear elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below as of December 31, 1996, 1997 and 1998 and for each of the years ended December 31, 1996 and 1997 are derived from the audited consolidated financial statements of Breakaway which are not included in this Annual Report on Form 10-K. The selected consolidated financial data for 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any other future period.

     From its inception until December 31, 1998, Breakaway was an S Corporation and, accordingly, was not subject to federal and state income taxes, except for certain Massachusetts income taxes on S Corporations with annual revenues in excess of $6.0 million. The pro forma net income (loss) and pro forma net income
(loss) per share--basic and diluted information presented below have been computed as if Breakaway were subject to all federal and all applicable state corporate income taxes since 1996, based on the statutory tax rates and the tax laws then in effect.


                                                                               YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------------------------------
                                                               1996         1997         1998           1999          2000
                                                           -----------   -----------  -----------    ----------    ---------

                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue............................................         $3,462        $6,118       $10,018        $25,390     $102,479
Operating expenses:
     Project costs.................................          1,430         2,543         5,904         13,388        68,116
     Selling, general and administrative...........          1,368         2,559         4,814         20,865        89,507
     Amortization of deferred costs................             --            --            --          1,000        23,199
Amortization of goodwill and intangible assets.....             --            --            --          1,002       331,519
Restructuring costs................................             --            --            --             --         2,065
                                                           -----------   -----------  -----------    ----------    ---------
         Total operating expenses..................          2,798         5,102        10,718         36,255       514,406
Income (loss) from operations......................            664         1,016          (700)       (10,865)     (411,927)
Interest income (expense), net.....................            (25)           60           (32)           475         1,390
Other income (expense).............................            (21)           (2)          157             23       (14,813)
                                                           -----------   -----------  -----------    ----------    ---------
Income before benefit for income taxes.............         $  618       $ 1,074       $  (575)      $(10,367)    $(425,350)

Benefit for income taxes...........................             --            --            --             --        35,499
                                                           -----------   -----------  -----------    ----------    ---------
Net income (loss)..................................         $  618       $ 1,074       $  (575)      $(10,367)    $(389,851)
                                                           -----------   -----------  -----------    ----------    ---------


                                                                               YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------------------------------
                                                               1996         1997         1998           1999          2000
                                                           -----------   -----------  -----------    ----------    ---------

                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income (loss) per share --
     basic and diluted.............................         $ 0.05       $  0.08        $(0.05)         $(0.59)      $(9.84)
                                                           -----------   -----------  -----------    ----------    ---------
Weighted average shares outstanding................         13,282        12,826        12,680          17,440       39,598
                                                           -----------   -----------  -----------    ----------    ---------
Pro forma net income (loss)........................         $  371       $   644       $  (380)             --           --
Pro forma net income (loss) per share --
     basic and diluted.............................         $ 0.03       $  0.05       $ (0.03)             --           --



                                                                                  AS OF DECEMBER 31,
                                                           -----------------------------------------------------------------
                                                               1996         1997         1998           1999          2000
                                                           -----------   -----------  -----------    ----------    ---------
                                                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents..........................        $    84       $   879       $    17        $ 3,920       $ 5,453
Working capital (deficit)..........................          1,143           786           386         39,849        (5,276)
Total assets.......................................          1,120         2,533         2,743         77,461        77,272
Total long-term liabilities........................             55            84            67          2,001         5,050
Stockholders' equity...............................            948         1,492           913         68,340        42,392


                                     ITEM 7
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


     YOU SHOULD READ THE FOLLOWING DISCUSSION TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THIS ITEM CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" COMMENCING ON PAGE 26, AS WELL AS THOSE OTHERWISE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. SEE "FORWARD-LOOKING STATEMENTS."

OVERVIEW

     Breakaway is a Delaware corporation. We were incorporated in Massachusetts under the name The Counsell Group, Inc. in 1992, and reincorporated in Delaware in August 1995. In October 1998, we changed our name to Breakaway Solutions, Inc.

     Breakaway is a Full Service Provider of business-to-business solutions. Prior to the year 2000, our focus was on growing enterprises, typically with sales less than $500 million, and start-up entities in the dot-com space. During the year 2000, we began to transition the focus of our solutions more towards collaborative Global 3000 companies. Our services consist of Breakaway strategy solutions, Breakaway e-business solutions, and Breakaway application hosting. From our inception in 1992 through 1998, our operating activities primarily consisted of providing Internet and Customer Relationship Management solutions. Prior to our acquisition of Applica Corporation ("Applica"), we derived no revenues from application hosting. We believe that application hosting, which is an integral part of our FSP strategy, will account for a significant portion of our total revenue in the future. As a result of the acquisition of Applica, we began offering application hosting services in 1999.

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

     We price our application hosting contracts on a fixed-fee basis. We recognize revenues from these contracts as services are provided each month. In addition, we charge our application hosting clients a one time set-up fee, which we recognize ratably over the term of the contract. Pricing varies for each client based on the prospective application to be hosted. Factors which determine pricing generally include telecommunications bandwidth required, physical space requirements in our leased hosting facilities, the technological complexity of supporting the hosted application, customer specific service level agreements, and the complexity of the hardware and software set-ups based upon customer requirements.

     Our expense items include project personnel costs, sales and marketing expenses and general and administrative expenses:

         - Project costs consist of payroll and payroll-related expenses for personnel dedicated to client assignments in the Strategy and Internet Consulting Services segment, and payroll and payroll-related expenses for personnel dedicated to providing client services, rent expenses for leased data centers, and network bandwidth charges in the Application and Web Hosting Services segment.

         - Sales and marketing expenses consist primarily of salaries (including sales commissions), consulting fees, trade show expenses, advertising and the cost of marketing literature.

         - General and administrative expenses consist primarily of administrative salaries, fees for professional services, marketing expenses, training costs, communications and hardware costs and facilities costs.

     In December 1999, we formed Breakaway Capital I LLC ("Breakaway Capital"), a wholly-owned venture capital fund, for the primary purpose of making minority interest investments in clients. The Company has invested approximately $2.6 million in Breakaway Capital at this time. As of December 31, 2000, the fair value of these investments was estimated at $0.5 million, and management has concluded their value is permanently impaired. Therefore, we recorded an impairment charge of approximately $2.1 million in the year ended December 31, 2000, which has been included as part of "Other Income (Expense)" in the Consolidated Statement of Operations for the year ended December 31, 2000. We intend to distribute approximately 50% of any profits, if ever realized, by Breakaway Capital to certain employees who are not our executive officers. Those employees eligible to receive any profits will be selected based upon performance-related criteria determined by us. We have committed to make cash distributions to these employees if Breakaway Capital liquidates any investment at a profit, provided that the employee is employed by us at the time of the distribution. This commitment by us means that we will incur compensation expense with respect to amounts to be paid to employees.

     The determination of the amount of compensation expense, due to any potential future gains in Breakaway Capital, if ever realized, and the timing of when we must recognize that expense, are subject to a number of factors, based primarily on the nature and performance of investments by Breakaway Capital. It is therefore not possible to predict if and when such compensation expense will occur. For the same reasons, it is not possible to predict when we will recognize any gains from the investments of Breakaway Capital or whether those gains will occur in the same fiscal quarter that compensation expense occurs. If Breakaway Capital realizes any returns or further losses on its investments, we could experience variations in our quarterly results unrelated to our business operations. These variations could be due to significant gains, losses, or to significant compensation expenses. While any gains may offset compensation expenses in a particular quarter, there can be no assurance that related gains and compensation expenses will occur in the same quarter.

     From inception through December 31, 1998, the Company funded operations primarily through cash provided by a line of credit. In 1999, the Company funded operations through the issuance of preferred and common stock, and to a lesser extent, through a line of credit and equipment leases. In 2000, the Company funded operations primarily through the issuance of common stock, including proceeds from its initial public offering and the May 2000 sale of $39 million of stock to various Putnam funds, and to a lesser extent, through a line of credit and equipment leases.

     In both late 2000 and early 2001, many of the Company's customers, primarily venture-backed "dot-coms" and other startups, experienced financial difficulties which, in many instances, affected the Company's ability to collect monies owed it from consulting engagements and hosting services. These payment issues prevented the Company from recognizing approximately $6.9 million of revenue in the fourth quarter of 2000 and also resulted in the additional write off of approximately $2.1 million of accounts receivable in the fourth quarter of 2000, since the collection of these accounts receivable was no longer expected. Additionally, the Company added approximately $8.6 million to the reserve for doubtful accounts in the fourth quarter of 2000 for work performed and billed prior to the fourth quarter, which was now deemed uncollectible. This contributed to a cash flow shortage for the Company.

     To improve its cash flow position, in December 2000, the Company entered into an agreement to sell shares of its common stock and issue warrants to purchase its common stock to Invest, a Delaware corporation. The agreement was revised to resolve matters which arose subsequent to entering into the agreement and prior to December 31, 2000. On February 6, 2001, Invest consummated the revised investment in the Company under which the total amount of cash invested was reduced by $2.0 million, and Invest, Inc. received an aggregate of 4,285,714 shares of common stock at a per share purchase price of $0.70 and warrants to purchase up to 4,285,714 shares of common stock at a per share exercise price of $0.70. Total consideration received by the Company was $3.0 million in cash. A former director of the Company is the sole director and sole stockholder of Invest. This settlement resulted in a charge of approximately $9.2 million, which has been recorded in the consolidated statement of operations for the year ended December 31, 2000.

     In January 2001, Breakaway issued to ICG Holdings warrants to purchase up to 9,737,447 shares of Common Stock at a per share exercise price of $0.6875, subject to adjustment, in connection with entering into definitive agreements with ICG Holdings with respect to a $5.0 million secured financing of Breakaway, which bore interest at a rate of 12% per annum.

     In February 2001, to further improve its cash position, the Company entered into bridge loan facilities with ICG Holdings, and SCP Private Equity Partners II, L.P. ("SCP"), both of which are currently affiliates of the Company, for an aggregate of up to $20 million (see note 18). As of April 6, 2001, the Company had borrowed an aggregate of $16,858,333 under these facilities at a per annum interest rate of 12%. All principal and interest under these facilities was due on April 9, 2001. On April 6, 2001, the Company closed a sale of an aggregate of 357,144 shares of Series A Preferred Stock at a per share price of $70.00 and warrants to purchase up to 42,857,149 shares of common stock at a per share exercise price of $0.70 pursuant to the terms of a stock purchase agreement the Company entered into on February 16, 2001 with ICG Holdings and SCP. As consideration for the issuance of these securities, ICG Holdings and SCP paid to the Company an aggregate of $8,141,667 in cash and cancelled an aggregate of $16,858,333 in outstanding principal and interest balances (representing the total of such balances) under the bridge loan facilities. We may not reborrow additional amounts under the bridge loan facilities. In conjunction with the equity transaction closed with SCP on April 6, 2001, the Company may, upon meeting certain conditions (there must be sufficient unissued Series A Preferred Stock and the Company's request must be between July 31, 2001 and February 1,
2002), cause SCP to purchase an additional 71,249 shares of Series A Preferred Stock.

     In an effort to reduce costs, the Company has undertaken various restructurings in late 2000 and early 2001. On October 4, 2000, the Company announced its first restructuring, which included a staff reduction of approximately 82 people, resulting in termination costs of approximately $0.5 million. Further staff reductions followed as part of the overall restructuring plan as follows: January 163, February 121, March 9, April 100, and May 38. The Company has accrued costs of $1.6 million related to the January headcount reduction and closure of the Boston Seaport and Dallas offices which were announced on December 29, 2000, bringing the restructuring costs for 2000 to $2.1 million, and has written off approximately $1.8 million of leasehold improvements related to the closure of the Boston Seaport office in the year ended December 31, 2000, which was also announced on December 29, 2000. The additional costs we expect to incur in 2001 associated with this restructuring will be recorded as a period expense in the appropriate periods. Restructuring costs in 2001 associated with headcount reductions through May 31, 2001 were approximately $1 million.

     In April 2001, the Company announced the appointment of a new CEO and five new members of the Board of Directors. The new leadership implemented a plan of reorganization responsive to the changes in the market place in which planned operations are limited to the Company's profitable core competencies, directed at financially sound Global 3000 companies, and delivered from consolidated profitable operating locations. The reorganized entity has consolidated operations to five primary locations from eleven, adopted a regional marketing and sales model and adopted a strong regional governance model, resulting in streamlined corporate overhead and decision-making and support, positioned closer to the customer. Additionally, the Company has reorganized its ASP business from a factory model based on scale and the resale of commodity inputs to a team model based on team based customer service focused on selling knowledge based services. At the completion of the reorganization, the Company expects to have approximately 280 to 300 employees.

     In June 2001 the Company entered into financing arrangements with Silicon Valley Bank providing for $7 million in equipment lease financing. The loan bears interest at 9% per annum and is due and payable on June 1, 2004. The Company may make certain draws to finance equipment until December 31, 2001. The loan is secured by a lien on the Company's equipment, accounts receivable (which will be subordinated to an accounts receivable loan) and intellectual property rights. The equipment financing is guaranteed by SCP.

     The Company's management believes that cash flows from operations and the proceeds from the sale of securities to ICG Holdings and SCP along with the additional financings discussed above, and a continuing relationship with one of our investors who has demonstrated an ability and intent to continue to financially support our operations, will be sufficient to finance the Company's capital requirements for at least the next 12 months, from December 31, 2000. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

ACQUISITIONS

     We completed four acquisitions in 2000. These acquisitions enabled us to expand our service offerings, and expand geographically including internationally. These acquisitions were:

         - DATACYR. In February 2000, we acquired DataCyr Corporation ("DataCyr"). DataCyr develops and markets software designed to allow enterprises to seamlessly move and transform data from multiple incompatible sources to common databases. We acquired DataCyr for 110,000 shares of our Common Stock. These shares are subject to our right, which lapses incrementally over a four-year period, to repurchase the shares from the applicable employee for a nominal amount upon the employee's resignation without good reason or our termination of the employee for cause.

         - EGGROCK PARTNERS. Effective April 1, 2000, we acquired Eggrock Partners, Inc. ("Eggrock"), a full service consulting and systems integration firm that focuses on delivering customer-centered business solutions to emerging enterprises. The total consideration for this acquisition was 7,272,000 shares of Common Stock. Of these shares, approximately 6,176,331 shares were issued to Eggrock stockholders and approximately 1,095,669 shares were reserved for issuance to Eggrock option holders. At closing, Eggrock options were converted into options to acquire Common Stock on the same basis as Eggrock stock was converted into the right to receive Common Stock. Of the shares of our Common Stock issued to former Eggrock stockholders at closing, approximately 30.5% are subject to vesting over a four-year period from the closing date.

         - ZARTIS.COM. Effective July 28, 2000, we acquired all of the issued and outstanding share capital of Zartis.com Limited ("Zartis"), a Dublin, Ireland-based e-business consultancy, for the purposes of expanding our European operations. Zartis is a full service consulting and systems integration firm that focuses on delivering customer-centered e-business solutions to emerging enterprises. As consideration for the share purchase, we issued 430,456 shares of Common Stock, assumed 64,441 outstanding options, and incurred an obligation to pay $2 million to the former Zartis shareholders. The parties subsequently amended the payment obligation to reduce the amount owed by $500,000 in total and to alter the payment schedule therefor. Of the shares of the Common Stock issued to the former Zartis shareholders, who are now employees of the Company, approximately 75% are subject to Breakaway's right, which lapses incrementally over a four year period, to repurchase the shares from the employees for a nominal amount upon the resignation of such employee or upon Breakaway's termination of the employee for cause. During the second quarter of 2001, the Company adopted a plan and initiated the closing of this business.

         - NORSEC, INC. Effective August 11, 2000, we acquired all of the issued and outstanding share capital of Norsec, Inc. ("Norsec"), a Massachusetts based e-business security consultancy. As consideration for the share purchase, we issued 273,019 shares of our Common Stock to the former Norsec shareholders and assumed 30,299 outstanding options. Of the shares of the Common Stock issued to the former Norsec shareholders, who are now employees of the Company, approximately 75% are subject to Breakaway's right, which lapses incrementally over a four year period, to repurchase the shares from the employees for a nominal amount upon the resignation of such employee or upon the Company's termination of the employee for cause.

     All four acquisitions were accounted for using the purchase method of accounting, resulting in approximately $341 million of intangible assets and deferred costs.

     We completed three acquisitions in 1999. These acquisitions enabled us to become a full service provider by substantially expanding our capabilities in providing systems integration services for e-business and by adding the capability to host applications. The three acquisitions were:

         - APPLICA. In March 1999, we acquired all of the outstanding shares of Applica Corporation ("Applica"), a New York-based application hosting service provider. We acquired Applica for 1,447,398 shares of Common Stock.

         - WPL. In May 1999, we acquired WPL Laboratories, Inc. ("WPL"), a Philadelphia, Pennsylvania-based Web development company. WPL focused primarily on enabling companies to conduct business using the Internet as a distribution channel. The total acquisition consideration paid consisted of approximately $5.0 million in cash to be paid over a four-year period and 2,728,280 shares of our Common Stock. Each WPL stockholder received 50% of his cash consideration at closing and will receive the remainder incrementally over a four-year period so long as the stockholder does not resign and is not terminated for cause. Of the shares of our Common Stock issued to the former WPL stockholders, approximately 50% are subject to our right, which lapses incrementally over a four-year period, to repurchase the shares of the stockholder, at their value at the time of the acquisition, upon the stockholder's resignation or our termination of the stockholder for cause. Also, as a part of the acquisition, we assume all outstanding WPL stock options, which became exercisable for 629,608 shares of our Common Stock at an exercise price of $1.18 per share with a four-year vesting period.

         - WEB YES. In June 1999, we acquired Web Yes, Inc.("Web Yes"), a Cambridge, Massachusetts-based application hosting service provider. This acquisition strengthened our application hosting capabilities, providing us with additional domestic and international hosting facilities. We acquired Web Yes for 913,816 shares of our Common Stock. Of the shares of our Common Stock issued to the former Web Yes stockholders, 685,360 are subject to our right, which lapses incrementally over a four year period, to repurchase the shares of a particular stockholder upon the termination of his employment with us. The repurchase price will be either at the share value at the time of the acquisition if the stockholder terminates employment or we terminate for cause, or at their fair market value if we terminate the stockholder's employment without cause.

     All three acquisitions were accounted for using the purchase method of accounting. These acquisitions resulted in approximately $14.7 million of intangible assets and deferred costs. Intangible assets and deferred costs were being amortized over a three to five-year period from the date of each acquisition.

IMPAIRMENT OF INTANGIBLE ASSETS

     The Company's management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and certain other intangible assets to their fair value. Management determines fair value based on the discounted cash flow methodology, which is based upon converting expected future cash flows to present value. As a result, during management's review of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable. During the fourth quarter of fiscal 2000, the Company recorded an impairment charge of approximately $296 million. Subsequent to December 31, 2000, the Company determined to consolidate and restructure the businesses conducted by its subsidiaries Eggrock, Applica, WPL, and Web Yes, and to exit the business conducted by Zartis.com. In connection with these decisions, the Company expects to record impairment charges in the first quarter fiscal 2001 and the second quarter 2001 relating to employee terminations, net realizable value of property, equipment and leasehold improvements, and lease terminations of an estimated $5 million. Each of the companies for which impairment charges were recorded have experienced significant declines in operating and financial metrics over the past several quarters in comparison to the metrics forecasted at the time of their respective acquisitions. The impairment analysis considered that these companies were recently acquired and that the intangible assets recorded upon acquisition of these companies was generally being amortized over a three- to five-year useful life. However, sufficient monitoring was performed over the course of the past several quarters and the companies have each completed an operating cycle since acquisition.

     The amount of the impairment charge was determined by comparing the carrying value of goodwill and certain other intangible assets to fair value at December 31, 2000. The most significant assumptions in our analysis were our projected revenues growth rate and the after tax discount rate used as of December 31, 2000, both of which ranged between 20% to 25%. The discount rate was determined by an analysis of the risks associated with certain goodwill and other intangible assets. The resulting net cash flows to which the discount rate was applied was based upon management's estimate of revenue, operating expense, and income taxes. The revenue growth rate was based upon what management estimated to be sustainable rates of growth that could be financed with existing and committed facilities. Accordingly, the Company has recorded an impairment charge of approximately $296 million during the fourth quarter of fiscal 2000, which is reflected in amortization expense in the consolidated statement of operations.

     In October 2000, the Company, along with ICG Asiaworks, an entity partially owned by ICG, Hutchinson Whampoa and Li Ka-shing Foundation, established Breakaway Asia Pacific. This new entity is expected to provide services similar to those provided by the Company in the Asia Pacific market, other than Japan. In exchange for use of the Company's intellectual property, the Company received a 19.9% ownership interest in Breakaway Asia Pacific. The Company accounts for this investment using the equity method of accounting. In June 2001, the Company sold its equity interest in Breakaway Solutions Asia Pacific Limited (the "Joint Venture") to the other shareholder, ICG Asia Limited (formerly, ICG AsiaWorks Limited) for $500,000. The transaction is expected to close in July 2001 upon obtaining regulatory approval and satisfaction of certain other closing conditions. As part of the parties' ongoing relationship, the Company may be obligated until April 2002 to provide services for certain projects relating to the Joint Venture at a 15% discount from standard fees. In addition, the Company may be required to refund certain fees paid it as a retainer upon the occurrence of certain events.

RESULTS OF OPERATIONS

The following tables set forth certain items included in our consolidated statements of operations as a percentage of revenues for the periods indicated:

                                                                             YEARS ENDED DECEMBER 31
                                                                    1998               1999               2000
                                                                ------------        ----------         ----------
Revenues.............................................              100.0%              100.0%            100.0%
Project costs........................................               59.0                52.7              66.5
Selling, general and administrative..................               48.0                82.2              87.3
Amortization and impairment expense..................                 --                 7.9             346.1
Restructuring costs..................................                 --                  --               2.0
Operating loss.......................................               (7.0)%             (42.8)%          (401.9)%

     The following table sets forth the revenues from our core service offerings for the periods indicated:

                                                                     REVENUE FOR THE YEARS ENDED DECEMBER 31
                                                                ------------        ----------         ----------
                                                                                 (IN THOUSANDS)
                                                                    1998                1999               2000
Strategy and Internet Consulting Services............             $10,018             $23,298            $81,851
Percentage of revenues...............................               100.0%               91.7%              79.9%
Application and Web Hosting Services.................                 --              $ 2,092            $20,628
Percentage of revenues...............................                 --                  8.3%              20.1%

     As the preceding tables indicate, our revenues in the past were derived from providing strategy and systems integration solutions services. We developed and began implementation of our strategy to become a leading full service provider of Internet solutions for businesses in late 1998. As part of this strategy, we acquired companies which gave us the ability to provide application hosting services and expanded our ability to provide Internet solutions services during the first six months of 1999. We began recognizing revenues from these services in the second quarter of 1999. Due to the sharp decline in available funding for Internet enterprises and the resulting decrease in revenue in the sector for us, we began to shift the focus of our service offerings and marketing to companies in the Global 3000, which we believe is a more stable customer base.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     REVENUES. Revenues for the year ended December 31, 2000 increased by $77.1 million, or 303.6%, to $102.5 million from $25.4 million for the year ended December 31, 1999. The increase was due primarily to increased market demand for both Internet professional services and our hosting line of business, which generated $20.6 million, or 20.1%, of our total revenues for the year ended December 31, 2000 compared to $2.1 million, or 8.3% of our total revenues for the year ended December 31, 1999. Additionally, we acquired several companies and expanded geographically, both within the United States and internationally, which increased our market presence and revenues. During the fourth quarter of 2000 and into early 2001, the Company realized unexpected declining revenues resulting from significant market changes effecting the Company's customers. The Company began to change its market focus to the Global 3000 in late 2000.

     PROJECT COSTS. Project costs for the year ended December 31, 2000 increased by $54.7 million, or 408.8%, to $68.1 million from $13.4 million for the year ended December 31, 1999. Project costs related to the Strategy and Internet Consulting business increased by $38.6 million or 334.9% to $49.9 million from $11.3 million for the year ended December 31, 1999. This increase was due primarily to an increase in the number of employees hired to perform the client services delivered. Project costs related to the Application and Web Hosting business increased by $16.1 million or 753.8% to $18.2 million from $2.1 million for the year ended December 31, 1999. This increase was due primarily to an increase in the number of employees hired to perform the client services delivered, increased rent due to the use of additional data centers, and increased bandwidth charges due to an expanding customer base.

     Project costs represented 66.5% of revenues for the year ended December 31, 2000, as compared to 52.7% of revenues for the year ended December 31, 1999. Project costs related to the Strategy and Internet Consulting business represented 61.0% of revenues for the year ended December 31, 2000, as compared to 48.3% of revenues for the year ended December 31, 1999. Project costs increased as a percentage of revenues for the year ended December 31, 2000 due primarily to significant decrease in employee utilization rate during the fourth quarter of 2000 before the Company implemented employee terminations. Project costs related to the Application and Web Hosting business represented 88.2% of revenues for the year ended December 31, 2000, as compared to 101.8% of revenues for the year ended December 31, 1999. This decrease was due to improved utilization of existing infrastructure.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the year ended December 31, 2000 increased by $68.6 million, or 329.0%, to $89.5 million from $20.9 million for the year ended December 31, 1999. As a percentage of revenues, selling, general and administrative expenses increased to 87.3% for the year ended December 31, 2000 from 82.2% for the year ended December 31, 1999. These increases were due primarily to increases in personnel related expenses to support increased administrative employees, increased bad debt expense, increased depreciation, costs associated with more and larger facilities, increased sales and marketing and associated travel related expenses, and increased recruiting costs associated with expanding our professional staff.

     AMORTIZATION AND IMPAIRMENT EXPENSE. Amortization of deferred costs, goodwill and intangible assets increased to $354.7 million for the year ended December 31, 2000, from $2.0 million for the year ended December 31, 1999. The increase is primarily attributable to the one time charge of $296.0 million incurred to properly value goodwill and other acquisition intangibles at December 31, 2000. The remainder of the increase was due to amortization related to intangible assets recorded upon the acquisitions of Eggrock, DataCyr, Zartis, and Norsec. We were deferring costs and intangible assets over their estimated useful lives, ranging from three to five years. The current value of the intangibles were reduced to fair market value resulting in a write down of all of the intangibles.

     RESTRUCTURING COSTS. Restructuring costs of approximately $2.1 million in 2000 resulted primarily from the involuntary termination of 278 employees and a strategic decision to consolidate the Company's two Massachusetts offices and close the Dallas office. Of the total charges, approximately $1.5 million relates to termination benefits and $0.6 million relates to facility lease costs (net of estimated sublease income). Substantially all of the termination benefits were paid in the first quarter of 2001.

     INTEREST INCOME. Interest income, net, for the year ended December 31, 2000 increased to $1.4 million from $0.5 million for the year ended December 31, 1999. The increase in 2000 was due primarily to interest income earned on the invested portion of proceeds from our initial public offering of Breakaway common stock in October 1999, offset by increased interest expense incurred on capital lease arrangements.

     OTHER EXPENSE. Other expense, net, increased to $14.8 million for the year ended December 31, 2000 from $23,000 of income for the year ended December 31, 1999. The increase in 2000 is primarily due to the $9.2 million of expense incurred as a result of the equity transaction with Invest and a $4.7 million write-down of investments in equity securities.

     DEFERRED TAX BENEFIT. The tax benefit for the year ended December 31, 2000 of $35,499 is a result of the deferred tax liabilities established in purchase accounting for the Company's acquisitions and has been written-off in conjunction with the write-off of goodwill and other acquisition related intangible assets.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     REVENUES. Revenues for the year ended December 31, 1999 increased by $15.4 million, or 154.0%, to $25.4 million from $10.0 million for the year ended December 31, 1998. The increase was due primarily to increased market demand for Internet professional services and the addition of our hosting line of business, which generated $2.1 million, or 8.3%, of our total revenues for the year ended December 31, 1999. Additionally, we acquired several companies and expanded geographically, which increased our market presence and revenues.

     PROJECT COSTS. Project costs for the year ended December 31, 1999 increased by $6.0 million, or 100.0%, to $11.9 million from $5.9 million for the year ended December 31, 1998. Project personnel costs represented 59.0% of revenues for the year ended December 31, 1998, as compared to 46.8% of revenues for the year ended December 31, 1999. The increase in absolute dollars was due primarily to an increase in the number of employees hired to perform the client services delivered. Project costs decreased as a percentage of revenues for the year ended December 31, 1999 due primarily to an increase in the average hourly billable rate of our professionals over the comparable period in 1998 and, to a lesser extent, due to an increase in the average employee utilization rate.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling general and administrative expenses for the year ended December 31, 1999 increased by $16.1 million, or 335.4%, to $20.9 million from $4.8 million for the year ended December 31, 1998. As a percentage of revenues, selling, general and administrative expenses increased from 48.0% for the year ended 1998 to 82.2% for the year ended 1999. The increase in 1999 was due primarily to increases in personnel-related expenses to support increased administrative employees, outside professional fees for recruiting, the recruiting and hiring of a senior executive management team, the hiring of dedicated sales and marketing employees, a brand name marketing campaign, the investment in our hosting service line infrastructure, amortization of acquisition intangible assets and deferred costs and the opening of additional offices.

     AMORTIZATION EXPENSE. Amortization of deferred costs, goodwill and intangible assets increased $2.0 million or 100% for the year ended December 31, 1999, representing 7.9% of revenues, The increase is attributable to amortization related to intangible assets recorded upon the acquisitions of Applica Corporation, WPL Laboratories, Inc., and Web Yes, Inc. We amortize deferred costs and intangible assets over their estimated useful lives, ranging from three to five years.

     INTEREST INCOME. Interest income, net, for the year ended December 31, 1999 increased to $0.5 million from $11,191 for the year ended December 31, 1998. The increase in 1999 was due primarily to interest income earned on the invested portion of proceeds from our preferred stock financings in January and July 1999, as well as our initial public offering of Breakaway common stock in October 1999.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through December 31, 1998, we funded our operations primarily through cash provided by a line of credit. In 1999, we funded our operations through the issuance of preferred and common stock, and to a lesser extent, through a line of credit and equipment leases. In 2000, we funded our operations primarily through the proceeds from our initial public offering, private placements, and to a lesser extent, equipment leases.

     Our operating activities used cash of $37.7 million in 2000 and $14.0 million in 1999. The increase in cash used in 2000 primarily resulted from costs incurred in connection with a larger professional staff and facilities, new business acquisitions and increased overhead. In addition, in both late 2000 and early 2001, many of the Company's customers, primarily venture-backed "dot-coms" and other startups, experienced financial difficulties which in many instances affected the Company's ability to collect monies owed it from consulting engagements and hosting services. These payment issues prevented the Company from recognizing approximately $6.9 million of revenue in the fourth quarter of 2000 and also resulted in the additional write off of approximately $2.1 million of accounts receivable in the fourth quarter of 2000, since the collection of these accounts receivable was no longer expected. Additionally, the Company added approximately $8.6 million to the reserve for doubtful accounts in the fourth quarter of 2000 for work performed and billed prior to the fourth quarter, which was now deemed uncollectible. This resulted in a cash flow shortage for the Company.

     Net cash used in investing activities was $1.9 million in 2000, and $45.4 million in 1999. Capital expenditures totaled $35.9 million and $5.9 million in the years ended December 31, 2000 and 1999, respectively. These expenditures were primarily for computer equipment, telecommunications equipment and furniture and fixtures to support our rapid growth through 2000, and to build our application hosting service line.

     Net cash provided from financing activities was $50.4 million in 2000, and $63.2 million in 1999. The decrease in cash provided was mainly due to a decrease in proceeds from issuance of stock.

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

LOAN AGREEMENTS

     On January 19, 2001, the Company entered into a loan agreement (the "Original ICG Holdings Loan"), with ICG Holdings, a Delaware corporation, which is a wholly-owned subsidiary of ICG, a Delaware corporation and an affiliate of the Company. On February 8, 2001, the Original ICG Holdings Loan was amended to increase the maximum amount which could be borrowed thereunder to $7,400,000. On February 16, 2001, the Company again amended the Original ICG Holdings Loan (the "Amended ICG Holdings Loan"), together with the Original ICG Holdings Loan (the "ICG Holdings Loan"), primarily to increase the maximum amount which the Company could borrow under, and extend the maturity date of, the Original ICG Holdings Loan, as well as to facilitate the Company entering into a loan agreement with SCP on substantially the same terms on the same date. The maximum amount which the Company could borrow under both the ICG Holdings Loan and its loan from SCP was $20,000,000. All principal and interest under the loans were due and payable in full on April 9, 2001. The interest rate applied to borrowings under the loans was 12% per annum (or 18% after an event of default), and all principal and interest was fully secured by substantially all of the Company's assets. All borrowings under the loans were subject to the discretion of ICG Holdings and SCP. The Company borrowed an aggregate of $16,858,333 under these loans.

     On April 6, 2001, Breakaway issued the following securities to ICG Holdings and SCP in connection with the closing of the preferred stock purchase agreement Breakaway entered into with such entities on February 16, 2001 and for aggregate consideration of $8,141,667 in cash and $16,858,333 in cancellation of outstanding principal and interest under Breakaway's loan agreements with such entities: (i) 142,858 shares of Series A Preferred and warrants to purchase up to 14,285,720 shares of Common Stock at a per share exercise price of $0.70, subject to adjustment, to ICG Holdings and (ii) 214,286 shares of Series A Preferred and warrants to purchase up to 28,571,429 shares of Common Stock at a per share exercise price of $0.70 subject to adjustment, to SCP. Each share of Series A Preferred issued by Breakaway is convertible into Common Stock at a rate, subject to adjustment, of 100 shares of Common Stock for each share of Series A Preferred. The shares of the Series A Preferred will be entitled to receive dividends out of funds legally available therefore at the rate of 8.0% per annum. Such dividends will be payable, when and if declared, at the option of the Company either in cash or in additional shares of Series A Preferred Stock valued based upon the original $70.00 per share issue price therefore. Dividends will be cumulative and accrue quarterly. In the event of a Qualified Public Offering or a Qualified Public Sale within three years after the closing of the Purchase Agreement, all issued and outstanding shares of Series A Preferred Stock issued as dividends will be canceled. At any time after January 20, 2006, each holder of Series A Preferred Stock will be entitled to have the Company redeem all, but not less than all, of such holder's shares of Series A Preferred Stock for a per share price equal to $70.00 (as adjusted for stock splits, stock dividends and similar events), plus all accrued but unpaid dividends.

     The Company, among other things, will be prohibited from incurring any additional indebtedness without the consent of a majority of the then outstanding shares of Series A Preferred Stock and dividends will continue to accrue on the shares of Series A Preferred Stock required to be redeemed. The warrants issued by the Company to SCP and ICG Holdings at the closing of the Purchase Agreement are exercisable at any time during the ten years after the date they were issued at a per share exercise price of $0.70. The number of shares issuable upon exercise and the per share exercise price of the warrants is subject to adjustment in certain events. In addition, the warrants may be exercised by means of a "net exercise" feature under which the Company does not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by the Company in lieu of payment of the exercise price.

OTHER FINANCING ARRANGEMENTS

     We have various equipment lease financing facilities. The terms of these equipment lease financings, as described below, average two years. The annual interest rates on borrowings range from 12.7% to 13.3%.

     In December 1999, we entered into a Master Lease Agreement with Silicon Valley Bank, ("SVB") accounted for as a capital lease, to finance up to $4.0 million of equipment and software. Leases under the Master Lease Agreement will have terms of 36 months. Payments under the leases are determined based on an annual interest rate equal to the annual rate on U.S. treasury securities of a comparable term plus 2.5%. In connection with the Master Lease Agreement, we issued Silicon Valley Bank warrants for 174,544 shares of our common stock at $0.6875 per share. The warrants are exercisable until December 21, 2002. As of December 31, 2000 $2.7 million was outstanding under the lease line.

     In January 1999, we issued 5,853,000 shares of preferred stock for $8.3 million. We used the proceeds to purchase Common Stock from an existing stockholder and to fund our operations. All of these shares of preferred stock converted into common stock on our October 1999 initial public offering.

     In May 1999, we borrowed $4.0 million from ICG and issued ICG a promissory note for $4.0 million bearing interest at the prime interest rate plus one percent. This promissory note converted into shares of our preferred stock in our July 1999 preferred stock financing. We used the proceeds of the borrowing to help finance our acquisition of WPL and to fund operations. These securities were converted to common shares in October 1999 upon our initial public offering.

     In July 1999, we issued 2,931,849 shares of preferred stock for approximately $19.0 million. We used the proceeds for working capital and other general corporate purposes. These securities were converted to common shares in October 1999, concurrent with our initial public offering.

     In October 1999, we consummated an initial public offering and issued 6,900,000 shares of our Common Stock for approximately $42.0 million, net of underwriter's discounts, commissions and expenses. We used using the proceeds for working capital and other general corporate purposes.

     In May 2000, the Company issued and sold 1,500,000 shares of its common stock through a private placement to five mutual funds managed by either Putnam Investment Management, Inc. or the Putnam Advisory Company, Inc., the net proceeds of which were approximately $39.0 million. The proceeds of the offerings were used for general corporate purposes.

     Between July and October 2000, we entered into lease agreements with Deutsche Financial Services, accounted for as a capital lease, to finance $0.7 million of capital equipment. The terms call for 33 equal monthly payments, totaling of $22,873, with the final payments due between April 2003 and July 2003. As of December 31, 2000, $.6 million was outstanding under the lease. Subsequent to year-end, the Company terminated the lease agreements and settled the obligation with Deutsche Financial Services for $225,000 and return of the equipment.

     In September 2000, we entered into an agreement with FleetBoston for a working capital line of $10 million. As of December 31, 2000, the line of credit was paid off and cancelled.

     In November 2000, we entered into a lease agreement with Transamerica Equipment Financial Services Corporation to finance $3.0 million of capital equipment. The terms call for 45 equal monthly payments of $92,142.66, with the final payment of $225,000 due on May 30, 2003. The amount outstanding at December 31, 2000 was $2.9 million. Under the agreement, the Company is required to maintain a $2.25 million letter of credit, that is collateralized by a certificate of deposit.

     In December 2000, the Company entered into an agreement to sell shares of its common stock and issue warrants to purchase its common stock to Invest, a Delaware corporation. The agreement was revised to resolve matters which arose subsequent to entering into the agreement and prior to December 31, 2000. On February 6, 2001, Invest consummated the revised investment in the Company under which the total amount of cash invested was reduced by $2.0 million, and Invest, Inc. received an aggregate of 4,285,714 shares of common stock at a per share purchase price of $0.70 and warrants to purchase up to 4,285,714 shares of common stock at a per share exercise price of $0.70. Total consideration received by the Company was $3.0 million in cash. A former director of the Company is the sole director and sole stockholder of Invest. This settlement resulted in a charge of approximately $9.2 million, which has been recorded in the consolidated statement of operations for the year ended December 31, 2000.

     In February 2001, to further improve its cash position, the Company entered into bridge loan facilities with ICG Holdings, and SCP Private Equity Partners II, L.P. ("SCP"), both of which are currently affiliates of the Company, for an aggregate of up to $20 million (see note 18). As of April 6, 2001, the Company had borrowed an aggregate of $16,858,333 under these facilities at a per annum interest rate of 12%. All principal and interest under these facilities was due on April 9, 2001. On April 6, 2001, the Company closed a sale of an aggregate of 357,144 shares of Series A Preferred Stock at a per share price of $70.00 and warrants to purchase up to 42,857,149 shares of common stock at a per share exercise price of $0.70 pursuant to the terms of a stock purchase agreement the Company entered into on February 16, 2001 with ICG Holdings and SCP. As consideration for the issuance of these securities, ICG Holdings and SCP paid to the Company an aggregate of $8,141,667 in cash and cancelled an aggregate of $16,858,333 in outstanding principal and interest balances (representing the total of such balances) under the bridge loan facilities. We may not reborrow additional amounts under the bridge loan facilities. In conjunction with the equity transaction closed with SCP on April 6, 2001, the Company may, upon meeting certain conditions (there must be sufficient unissued Series A Preferred Stock and the Company's request must be between July 31, 2001 and February 1,
2002), cause SCP to purchase an additional 71,249 shares of Series A Preferred Stock.

     At the end of 2000, we had $5.4 million in unrestricted cash.

         CURRENT PLANS TO FUND FUTURE OPERATIONS

     In an effort to reduce costs, the Company has undertaken various restructurings in late 2000 and early 2001. On October 4, 2000, the Company announced its first restructuring, which included a staff reduction of approximately 82 people, resulting in termination costs of approximately $0.5 million. Further staff reductions followed as part of the overall restructuring plan as follows: January 163, February 121, March 9, April 100, and May 38. The Company has accrued costs of $1.6 million related to the January headcount reduction and closure of the Boston Seaport and Dallas offices which were announced on December 29, 2000, bringing the restructuring costs for 2000 to $2.1 million, and has written off approximately $1.8 million of leasehold improvements related to the closure of the Boston Seaport office in the year ended December 31, 2000, which was also announced on December 29, 2000. The additional costs we expect to incur in 2001 associated with this restructuring will be recorded as a period expense in the appropriate periods. Restructuring costs in 2001 associated with headcount reductions through May 31, 2001 were approximately $1 million.

     In April 2001, the Company announced the appointment of a new CEO and five new members of the Board of Directors. The new leadership implemented a plan of reorganization responsive to the changes in the market place in which planned operations are limited to the Company's profitable core competencies, directed at financially sound Global 3000 companies, and delivered from consolidated operating locations. The reorganized entity has consolidated operations to five primary locations from eleven, adopted a regional marketing and sales model and adopted a strong regional governance model, resulting in streamlined corporate overhead and decision-making and support, positioned closer to the customer. Additionally, the Company has reorganized its ASP business from a factory model based on scale and the resale of commodity inputs to a team model based on team based customer service focused on selling knowledge based services. At the completion of the reorganization, the Company expects to have approximately 280 to 300 employees.

     In June 2001 the Company entered into financing arrangements with Silicon Valley Bank providing for $7 million in equipment lease financing. The loan bears interest at 9% per annum and is due and payable on June 1,

2004. The Company may make certain draws to finance equipment until December 31, 2001. The loan is secured by a lien on the Company's equipment, accounts receivable (which will be subordinated to an accounts receivable loan) and intellectual property rights. In exchange for warrants to purchase the Company's Series A Preferred Stock, SCP has guaranteed the equipment financing.

     The Company's management believes that cash flows from operations and the proceeds from the sale of securities to ICG Holdings and SCP along with the additional financings discussed above, and a continuing relationship with one of our investors who has demonstrated an ability and intent to continue to financially support our operations, will be sufficient to finance the Company's operating requirements for at least the next 12 months, from December 31, 2000. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of Breakaway in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements.

WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT TO INCUR LOSSES IN THE FUTURE AND WILL NOT BE SUCCESSFUL UNLESS WE CAN REVERSE THIS TREND.

     We expect to continue to incur substantial costs associated with recent office closures and discontinuing various real estate and other obligations. As a result, we will need to maintain revenues at current levels to achieve operating profitability. We experienced net losses of $10.4 million and $390 million for the fiscal years ended December 31, 1999 and 2000, respectively. We expect to reduce our operating losses significantly; however, we may incur restructuring costs for the foreseeable future. Even if we do achieve operating profitability, we may not be able to sustain or increase profitability on a long-term basis in the future, or to raise capital.

WE HAVE RECENTLY CHANGED OUR CORPORATE MANAGEMENT AND THE COMPOSITION OF OUR BOARD OF DIRECTORS AND MAY SUFFER DISRUPTION FROM SUCH CHANGES.

     During the past several months, our management team has experienced significant change. In April of 2001, William Loftus, a Company Senior Vice President, was elected by the Board of Directors ("Board") as our Chief Executive Officer ("CEO") and President. In addition, several of our senior executives (including our former Chief Executive Officer and Chief Operating Officer) have ceased to serve in these capacities. In addition, several of our prior directors have resigned and five new members have been added to our Board. As a result, we have substantially fewer members of our senior executive team, and those members have significantly more responsibility. In addition, due to the competitive nature of our industry, we may not be able to retain all of our senior managers. We anticipate having to hire certain key managers in 2001 (including a new Chief Financial Officer to replace Mr. Kevin Comerford), and there can be no assurance that we will be able to hire qualified individuals on terms acceptable to us

OUR COMMON STOCK WAS DELISTED FROM THE NASDAQ NATIONAL MARKET, AND SHAREHOLDERS MAY FACE A DECREASED MARKET FOR THEIR SHARES.

     Our Common Stock ceased to be listed on the Nasdaq National Market effective June 21, 2001 by reason of a determination by the Nasdaq National Market on June 20, 2001 that the Company failed to meet the listing standards required by Nasdaq. Trading of the Common Stock is now available in the Pink Sheets of the over-the-counter market which could make it more difficult for an investor to dispose of, or obtain accurate quotations as to the market value of, the Common Stock. This delisting may negatively impact the value of common stock as stocks trading on the over-the-counter market are typically less liquid and trade with larger variations between the bid and ask price. In addition, there are additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. If the trading price of the Common Stock is below $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of purchasers in this offering to sell the Common Stock in the secondary market.

     We have requested that the Nasdaq Listing and Hearing Review Council review the decision to delist our common stock. This request does not stay the decision to delist our common stock. During the pendency of this review, our common stock is available for trading on the Pink Sheets. There can be no assurance that any review of the decision to delist our common stock from the Nasdaq National Market will result in the relisting of our common stock on the Nasdaq National Market.

IF WE SEEK TO RELIST OUR SECURITIES, WE MAY NEED TO EFFECT A REVERSE STOCK SPLIT TO ADDRESS CERTAIN ISSUES.

     We may seek to relist our Common Stock for trading on the Nasdaq National Market or some other market. In such event, we may need to affect a reverse split in order to meet certain minimum share price requirements. In addition, the Nasdaq Stock Market or other markets may apply additional or more stringent criteria for the continued listing of our Common Stock. At present, we have made no decision with respect to this course of action but will continue to evaluate this alternative in light of all other options. A reverse stock split could negatively impact the value of our Common Stock by allowing additional downward pressure on the stock price as its relative value becomes greater following the reverse split. Stated differently, the stock, at its new, higher price, has farther to fall and therefore more opportunity for investors to "short" or otherwise trade the value of the stock downward.

WE INCURRED SIGNIFICANT COSTS ARISING FROM THE TRANSACTIONS WITH SCP AND ICG. SCP AND ICG CONTROL A MAJORITY OF OUR STOCK AND OUR BOARD OF DIRECTORS.

     We were required to pay the fees for SCP's and ICG Holdings' professional advisors and consultants arising from the loans and the equity transactions. In addition, we were required to retain and pay certain outside consultants selected by SCP and ICG Holdings and SCP's finder's fees, several of whom were entitled to receive partial payment in warrants to purchase our stock. Certain of the persons or entities receiving remuneration are affiliated with SCP.

     As a result of the closing of the SCP transaction and earlier financings, SCP and ICG (including its ICG Holdings affiliate) own or have the right to purchase in the aggregate 56.0% (taking into account conversion of the preferred stock) or 74.2% (taking into account conversion of preferred stock and exercise of warrants) of our common stock, and will have the right to appoint a majority of our directors. As a result, these persons, acting together, have the ability to control all matters submitted to our stockholders for approval, and to control our management and affairs. For example, these persons, acting together, can control the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This control could have the effect of delaying or preventing a change of control of Breakaway that stockholders may believe would result in better management. In addition, this control could depress our stock price because it may be more difficult for potential purchasers to acquire a controlling interest in us.

THE ASP MARKET HAS NOT DEVELOPED AS WE ANTICIPATED AND WE MAY NOT BE ABLE TO BENEFIT FROM THE ASP MARKET WHEN, AND IF, IT DEVELOPS.

     Our ability to increase revenues and achieve profitability depends on the adoption and acceptance of application hosting services by our target market. If the market for our ASP services does not grow, grows more slowly than we anticipate, or we cannot offer these services due to capital constraints, our business, financial condition, and operating results will be materially and adversely affected.

IF THE ASP MARKET DEVELOPS, WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH NEW ENTRANTS INTO THE ASP MARKET.

     To the extent that the ASP market develops and begins to grow and we are able to offer such services profitably, we believe established companies in complementary industries, such as telecommunications, consulting services and computer networking, could be future competitors, may have greater access to capital than we have or are expected to have, and may offer services at lower rates than we can. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. Furthermore, larger companies in other related industries, such as the telecommunications industry, may apply their significantly greater resources, including their distribution channels, existing infrastructure, personnel, other resources, and brand name recognition, to capture significant market share.

OUR BUSINESS WILL SUFFER IF GROWING ENTERPRISES DO NOT ACCEPT E-BUSINESS SOLUTIONS.

     Our ability to increase revenues and achieve profitability depends on the widespread acceptance of e-business solutions by commercial users. The market for e-business solutions is relatively new and is undergoing significant change. The acceptance and growth of e-business solutions will be limited if the Internet does not prove to be a viable and profitable commercial market. In addition, due to our increasing focus on larger organizations, we expect that our sales environment may be more competitive and it will take longer to close sales and conclude contracting.

OUR QUARTERLY REVENUES AND OPERATING RESULTS HAVE VARIED IN THE PAST AND ARE LIKELY TO VARY SIGNIFICANTLY FROM OUR OWN EXPECTATIONS AND THE EXPECTATIONS OF EXTERNAL PARTIES. THESE VARIATIONS MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

     Our quarterly revenues and operating results are volatile and difficult to predict. Our quarterly operating results have varied in the past and are likely to vary significantly from quarter to quarter in the future. As has happened in recent quarters, it is possible that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. If so, the market price of our Common Stock may decline significantly. Factors that may cause our results to fluctuate include:

         o The amount and timing of demand by our clients for application hosting and e-business solution services;

         o    our ability to obtain new and follow-on client engagements;

         o    the number, size and scope of our projects;

         o the length of the sales cycle associated with our service offerings and the likely increased duration of the sales cycle as we sell to larger and more sophisticated organizations;

         o    the introduction of new services by us or our competitors;

         o    changes in our pricing policies or those of our competitors;

         o the amount and timing of certain restructuring expenses that we have taken and may realize in the future;

         o our ability to attract, train and retain skilled personnel in all areas of our business;

         o our ability in a consistent and accurate manner to manage costs, including personnel costs and support services costs; and

         o the timing and cost of anticipated closings, openings or expansions of new regional offices and new Solution Centers.

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

WE HAD EXPANDED RAPIDLY AND HAVE RECENTLY REDUCED STAFF AND FACILITIES SIGNIFICANTLY; IF WE CANNOT MANAGE THIS DIFFICULT TRANSITION SUCCESSFULLY, OUR RESULTS WILL LIKELY SUFFER.

     During 1999 and until the third quarter of 2000, we rapidly and extensively expanded our operations. This growth placed significant strains on our management, operating and financial systems, and sales, marketing and administrative resources. In the fourth quarter of 2000 and the first and second quarters of 2001 we reduced our billable and nonbillable staff significantly, closed certain offices and curtailed certain operations. The combination of escalating operating costs due to our growth and the costs of our more recent reductions in staff may have a significant and adverse effect on our future results.

WE RELY ON A SMALL NUMBER OF CLIENTS FOR MOST OF OUR REVENUES; OUR REVENUES WILL DECLINE SIGNIFICANTLY IF WE CANNOT KEEP OR REPLACE THESE CLIENTS.

     In 1998, revenues from a single client accounted for approximately 27% of our total revenues, and revenues from our five largest clients accounted for 54.0% of total revenues. In 1999, while no single client accounted for more than 10% of our total revenues, ICG and companies related to or owned in part by ICG accounted for 17.9% of total revenues. Revenues from our five largest clients accounted for approximately 26% of total revenues in 1999. Revenue from one customer, an ICG affiliate, accounted for 11% of our revenues for 2000, and revenues from our five largest clients (including 2 ICG affiliates) accounted for 27% of our total revenues in 2000. If these clients do not need or want to engage us to perform additional services for them and we are not able to sell our services to new clients at comparable or greater levels, our revenues will decline.

OUR FUTURE SUCCESS IS UNCERTAIN BECAUSE WE HAVE SIGNIFICANTLY CHANGED OUR BUSINESS AND CUSTOMER FOCUS.

     Prior to 1999, we primarily provided traditional systems integration services along with limited strategic planning and Internet systems integration services. In 1999, we added application hosting to our service offerings and substantially increased our capacity to provide strategic planning and Internet systems integration services through three acquisitions and significant hiring of professionals. In 2000, we significantly expanded our consulting and systems implementation services in connection with our acquisition of Eggrock. In part, due to these recent significant changes, we are subject to the risk that we will fail to successfully implement our business model and strategy. This risk is heightened because we are operating in the new and rapidly evolving e-business solutions market and seeking customers which have a different profile and require longer sales cycles as compared to our historic customer base. We have also refocused our sales efforts to larger organizations. This new focus will likely mean that we will face increased competition for our offerings and longer sales cycles. Consequently, our historical operating results, or those from other companies, may not give you an accurate indication of how we will perform in the future.

OUR GROWTH COULD BE LIMITED IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL

     We believe that our success depends largely on our ability to attract and retain highly skilled technical, consulting, managerial, sales and marketing personnel. We may not be able to hire or retain the necessary personnel to implement our business strategy. While we have recently instituted new incentives to retain our existing employees, due to likely variations in the price of our stock, a significant portion of our employees may not have vested stock options which permit them to acquire stock on favorable terms, thus making employee retention less likely. In addition, we may need to pay higher compensation for employees than we currently expect. Individuals with e-business solutions skills or prior histories of success in selling complex e-business solutions, particularly those with the significant experience which we generally require, are in very short supply. Competition to hire from this limited pool is intense.

WE MAY LOSE MONEY ON FIXED-FEE CONTRACTS AND PERFORMANCE-BASED CONTRACTS.

     We derive a portion of our revenues from fixed-fee contracts. If we misjudge the time and resources necessary to complete a project, we may incur a loss in connection with the project or experience a substantial delay in getting paid. These risks are heightened because we work with complex technologies in compressed time frames. In addition, revenue recognition on performance-based contracts is more complex and is less certain because of the contingent nature of the resulting payment obligations.

WE HAVE REQUIRED ADDITIONAL CAPITAL AND HAVE SUBSTANTIALLY DILUTED OUR EQUITY STRUCTURE. WE MAY NEED ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE TO US, AND WHICH, IF RAISED, MAY FURTHER DILUTE YOUR OWNERSHIP INTEREST IN US.

     In the fourth quarter of 2000 and the first quarter of 2001, we sold stock and/or issued warrants allowing the holders of these warrants to acquire approximately 87 million shares of our stock, equating to a 63% ownership interest in Breakaway Solutions. We may require additional funds through public or private equity or debt financings in order to:

         -        support additional capital expenditures;

         -        develop new services; or

         -        address additional working capital needs.

     The recent decline in our stock price, market conditions, and our recent dilutive issuances has negatively impacted our ability to raise capital through the equity markets. In addition, on June 21, 2001, our Common Stock ceased trading on the Nasdaq National Market. This delisting of our shares will likely make it significantly more difficult to raise capital. If we cannot obtain financing on terms acceptable to us or at all, we may be forced to curtail some or all of these activities or otherwise curtail certain of our operations. Any additional capital raised through the sale of equity will dilute your ownership interest in us and may be on terms that are unfavorable to holders of our Common Stock.

 WE MAY UNDERTAKE ADDITIONAL ACQUISITIONS THAT MAY LIMIT OUR ABILITY TO MANAGE AND MAINTAIN OUR BUSINESS, MAY RESULT IN ADVERSE ACCOUNTING TREATMENT AND MAY BE DIFFICULT TO INTEGRATE INTO OUR BUSINESS.

     From January 1, 1999 to date, we acquired seven companies. We may undertake additional acquisitions in the future. Acquisitions involve a number of risks, including:

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

Integrating the operations of an acquired business can be a complex process that requires integration of service personnel, sales and marketing groups, hosting infrastructure and service offerings, and coordination of our development efforts. Client satisfaction or performance problems with an acquired business also could affect our reputation as a whole. In addition, any acquired business could significantly underperform relative to our expectations.

WE FACE INCREASED RISKS IN CONDUCTING BUSINESS ABROAD WHICH MAY DAMAGE OUR BUSINESS RESULTS

     One component of our business strategy had been to expand into international markets. In 2000, we opened an office in London and acquired Zartis, a company based in Dublin, Ireland. In 2001 Breakaway closed the international offices except for Hosting Centers.

     Despite the recent curtailment of our operations outside the U.S., there can be no assurance that one or more of these factors will not have a material adverse effect on our operations, and, consequentially, our business, operating results, and financial condition.

OUR FAILURE TO MEET CLIENT EXPECTATIONS OR DELIVER ERROR-FREE SERVICES COULD RESULT IN LOSSES AND NEGATIVE PUBLICITY.

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

         There can be no assurance that the Company has or can obtain adequate insurance coverage at acceptable rates for these risks.

WE MAY NOT BE ABLE TO PREVENT UNAUTHORIZED ACCESS TO OUR CUSTOMERS' NETWORKS.

     Despite our focus on Internet security, we may not be able to stop unauthorized attempts, whether made unintentionally or by computer "hackers," to gain access to or disrupt the network operations of our customers. Accordingly, our success is substantially dependent on the continued confidence of our current and potential customers that we provide superior network security protection. Any failure by us to stop unauthorized access from the Internet or disruptions to related Internet operations of our customers could materially harm such customers and us.

     Although we typically limit warranties and liabilities in our customer contracts, our customers may seek to hold us responsible for any losses suffered as a result of unauthorized access to customers' network systems from the

Internet. This could result in liability to us, which could have a material adverse effect upon our business. Moreover, computer "hackers" from the Internet could infiltrate our network and sabotage our network or services by creating bugs or viruses. Any adverse publicity resulting from unauthorized access could deter future customers from using our services and could cause current customers to cease using our services, which could have a material, adverse effect upon our business. There can be no guarantee that we have or can obtain adequate insurance coverage at acceptable rates for these risks.

WE GENERATE A SIGNIFICANT PORTION OF OUR REVENUES FROM SERVICES RELATED TO PACKAGED SOFTWARE APPLICATIONS OF A LIMITED NUMBER OF VENDORS; WE WOULD EXPERIENCE A REDUCTION IN REVENUES IF ANY OF THOSE VENDORS CEASED DOING BUSINESS WITH US.

     We derive a significant portion of our revenues from projects in which we customize, implement or host packaged software applications developed by third parties. We do not have contractual arrangements with most of these software vendors. As a result, those software vendors with whom we do not have contractual arrangements can cease making their products available to us at their discretion. Even in the case of software vendors with whom we do have contractual arrangements, those arrangements are either terminable at will by either party, or are for short terms. In addition, these software vendors may choose to compete against us in providing strategic consulting, systems integration, or application hosting services. Moreover, our success is dependent upon the continued popularity of the product offerings of these vendors and on our ability to establish relationships with new vendors in the future. While we currently have good relationships with our vendors, if we are unable to obtain packaged applications from these or comparable vendors, or if our vendors choose to compete with us, or the popularity of our products declines, our business and operating results may be adversely affected.

OUR MARKETS ARE HIGHLY COMPETITIVE AND OUR FAILURE TO COMPETE SUCCESSFULLY WILL LIMIT OUR ABILITY TO RETAIN AND INCREASE OUR MARKET SHARE.

     Our markets are new, rapidly evolving, and highly competitive. We expect this competition to persist and intensify in the future. Our failure to maintain and enhance our competitive position will limit our ability to maintain and increase our market share, which would result in serious harm to our business. Many of our competitors are substantially larger than we are, and have substantially greater financial, infrastructure, and personnel resources than we have. Furthermore, many of our competitors have well-established, large and experienced marketing and sales capabilities, and greater name recognition than we have. As a result, our competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in client requirements. They may also develop and promote their services more effectively than we do. Moreover, barriers to entry, particularly in the strategic consulting and systems integration markets, are low. We therefore expect additional competitors to enter these markets.

IF WE ARE UNABLE TO REUSE SOFTWARE CODE AND METHODOLOGIES, WE MAY NOT BE ABLE TO DELIVER OUR SERVICES RAPIDLY AND COST-EFFECTIVELY.

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

WE MAY NOT BE ABLE TO DELIVER OUR APPLICATION HOSTING SERVICES IF THIRD PARTIES DO NOT PROVIDE US WITH KEY COMPONENTS OF OUR HOSTING INFRASTRUCTURE.

     We depend on other companies to supply key components of the computer and telecommunications equipment as well as the telecommunications services we use to provide our application hosting services. Some of these components are available only from sole or limited sources in the quantities and quality we demand Although we lease redundant capacity from multiple suppliers, a disruption in our ability to provide hosting services could prevent us from maintaining the required standards of service, which would cause us to incur contractual penalties.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST US, EVEN WITHOUT MERIT, COULD COST A SIGNIFICANT AMOUNT OF MONEY TO DEFEND AND MAY DIVERT MANAGEMENT'S ATTENTION.

     As the number of e-business applications in our target market increases and the functionality of these applications overlaps, we may become subject to infringement claims. We cannot be certain that our services, the solutions that we deliver, or the software used in our solutions, do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. In addition, certain of our current and former employees who formerly worked for Eggrock may not have signed assignment of inventions/confidentiality agreements, and there is a risk that one or more of these present or former employees could claim ownership in and to intellectual property created for third parties, or otherwise compromise Breakaway's intellectual property rights or trade secrets. If there is infringement, we could be liable for substantial damages. Any infringement claim, even if without merit, can be time consuming and expensive to defend, and may divert management's attention and resources and could cause service implementation delays. They also could require us to enter into costly royalty or licensing agreements.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

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

OUR BUSINESS MAY SUFFER IF THERE IS A DECLINE IN THE GROWTH IN THE USE OF THE INTERNET.

     Our business is dependent upon continued growth in the use of the Internet by our clients, prospective clients, and their customers and suppliers. If the number of users of the Internet does not increase, and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and, as a result, our revenues would decline. Factors that may affect Internet usage or electronic commerce adoption include:

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


                                     ITEM 8
                              FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                          ----
CONSOLIDATED FINANCIAL STATEMENTS OF BREAKAWAY SOLUTIONS, INC.
Independent Auditors' Report.........................................................................      34
Consolidated Balance Sheets as of December 31, 1999 and 2000.........................................      35
Consolidated Statements of Operations for the years ended
     December 31, 1998, 1999, and 2000...............................................................      36
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive
     Income (Loss) for the years ended December 31, 1998, 1999, and 2000.............................      37
Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1999, and 2000...............................................................      38
Notes to Consolidated Financial Statements...........................................................      40

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Breakaway Solutions, Inc.:

     We have audited the accompanying consolidated balance sheets of Breakaway Solutions, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Breakaway Solutions, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ KPMG LLP

Boston, Massachusetts
June 15, 2001, except for paragraph 5 of note 18, which is dated July 3, 2001

                            BREAKAWAY SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                ASSETS (note 15)
Current assets:
  Cash and cash equivalents.................................   $3,920     $5,453
  Short-term investments....................................   28,227         --
  Accounts receivable, net of allowance for doubtful
    accounts of $357 in 1999 and $5,737 in 2000,
    respectively............................................    7,559     10,441
  Accounts receivable from related parties, net of
     allowance for doubtful accounts of zero in 1999
     and $2,964 in 2000.....................................    3,991      2,919
   Unbilled revenue on contracts............................      725        662
  Prepaid expenses and other current assets.................    2,548      5,079
                                                              -------    -------
    Total current assets....................................   46,970     24,554
Investments.................................................    9,705      1,010
Restricted cash.............................................       --      6,485
Loan to officer.............................................       --      1,057
Loans to employees..........................................      568        608
Property and equipment, net.................................    7,541     42,173
Other assets................................................      496      1,385
Intangible assets, net of accumulated amortization..........    6,188         --
Deferred costs, net of accumulated amortization.............    5,993         --
                                                              -------    -------
    Total assets............................................  $77,461    $77,272
                                                              =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Due to stockholders-current portion.......................     $625     $1,625
  Capital lease obligations-current portion.................      533      2,000
  Accounts payable..........................................    2,955     12,729
  Accrued compensation and related benefits.................    1,477      2,048
  Accrued expenses..........................................    1,306      9,765
  Deferred revenue..........................................      224      1,663
                                                              -------    -------
    Total current liabilities...............................    7,120     29,830
                                                              -------    -------
Due to stockholders---long-term portion.....................    1,625        785
Capital lease obligations-long-term portion.................      376      4,265
                                                              -------    -------
    Total long-term liabilities.............................    2,001      5,050
                                                              -------    -------
      Total liabilities.....................................    9,121     34,880
                                                               ------    -------
Commitments and contingencies

Stockholders' equity:
  Common stock, $0.000125 par value, 80,000,000 shares
    authorized; 37,889,084 shares and 53,685,025 shares
    issued in 1999 and 2000, respectively, and 34,778,684
    shares and 50,574,625 shares outstanding in 1999 and
    2000, respectively;.....................................        4          6
  Additional paid-in capital................................   78,868    442,985
  Less: deferred compensation...............................     (253)      (181)
  Less: treasury stock, at cost.............................       --         --
  Accumulated deficit.......................................  (10,367)  (400,218)
  Accumulated other comprehensive income....................       88       (200)
                                                              -------    -------
    Total stockholders' equity..............................   68,340     42,392
                                                              -------    -------
      Total liabilities and stockholders' equity............  $77,461     77,272
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                            BREAKAWAY SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999      2000
                                                              --------   --------   --------
Revenue, including revenue from related parties of $4,548
  and $36,648 in 1999 and 2000, respectively................  $10,018    $ 25,390    $102,479
                                                             ---------  ----------  ----------
Operating expenses:
  Project costs.............................................    5,904      13,388      68,116
  Selling, general and administrative expenses..............    4,814      20,865      89,507
  Amortization and impairment of deferred costs.............       --       1,000      23,199
  Amortization and impairment of goodwill and
    intangible assets.......................................       --       1,002     331,519
  Restructuring costs.......................................       --          --      2,065
                                                             ---------  ----------  ----------
    Total operating expenses................................   10,718      36,255     514,406
                                                             ---------  ----------  ----------
    Loss from operations....................................     (700)    (10,865)   (411,927)

Other income (expense):
  Other income ..............................................     160          23         718
  Settlement of dispute with Invest, Inc.....................      --          --      (9,214)
  Other expense .............................................      --          --      (1,484)
  Write down of investments in equity securities.............      --          --      (4,680)
  Loss on disposal of equipment..............................      (3)         --        (153)
  Interest income............................................      11         673       2,049
  Interest expense, including $128 and $176 to related
    parties in 1999 and 2000, respectively...................      (43)       (198)       (659)
                                                             ---------  ----------  ----------
    Total other income (expense) ...........................      125         498     (13,423)
                                                             ---------  ----------  ----------
    Loss before benefit for income taxes ...................  $  (575)   $(10,367)   (425,350)

    Deferred income tax benefit  ...........................       --          --      35,499
                                                             ---------  ----------  ----------
    Net loss ...............................................   $ (575)   $(10,367)  $(389,851)
                                                             =========  ==========  ==========
Net loss per share:
  Basic and diluted.........................................  $ (0.05)   $  (0.59)    $ (9.84)
                                                             =========  ==========  ==========
Weighted average common shares outstanding:
  Basic and diluted.........................................   12,680      17,440      39,598
                                                             =========  ==========  ==========
Pro forma information (unaudited) (note 16)
  Loss before taxes, as reported............................  $  (575)
Pro forma income taxes (benefit)............................     (195)
                                                             ---------
Pro forma net loss..........................................  $  (380)
                                                             =========
Pro forma net loss per share:
  Basic and diluted.........................................  $ (0.03)
                                                             =========
Pro forma weighted average common shares outstanding:
  Basic and diluted.........................................   12,680
                                                             =========


          See accompanying notes to consolidated financial statements.

                            BREAKAWAY SOLUTIONS, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                  PREFERRED STOCK       COMMON STOCK      ADDITIONAL                   TREASURY STOCK
                                 -----------------    -----------------    PAID-IN       DEFERRED     ----------------
                                 SHARES     AMOUNT    SHARES     AMOUNT    CAPITAL     COMPENSATION   SHARES    AMOUNT
                                 ------     ------    ------     ------   ----------   ------------   ------    ------
BALANCE, DECEMBER 31, 1997.....      --    $   --     15,360      $ 2         --         $    --      (2,534)   $ --

Purchase of treasury stock.....      --        --         --       --         --                        (576)     --
Distribution to stockholders...      --        --         --       --         --              --          --      --
Net loss.......................      --        --         --       --         --              --          --      --


Comprehensive loss


BALANCE, DECEMBER 31, 1998.....      --        --     15,360        2         --              --      (3,110)     --
S Corporation termination......      --        --         --       --        911              --          --      --
Issuance of preferred stock....   5,853         1         --       --      8,291              --          --      --
Repurchase and retirement of
  common stock.................      --        --     (5,048)      (1)    (4,468)             --          --      --
Issuance of common stock for
  acquired businesses..........      --        --      5,089        1      9,192              --          --      --
Issuance of stock options......      --        --         --       --        856              --          --      --
Issuance of common stock for
  services.....................      --        --        104       --        419            (289)         --      --
Exercise of stock options......      --        --      1,376       --        533              --          --      --
Issuance of Series B preferred
  stock........................   2,932        --         --       --     19,050              --          --      --
Amortization of deferred
  compensation.................      --        --         --       --         --              36          --      --
Conversion of Series A and B
  preferred stock to common
  stock........................  (8,785)       (1)    14,056        1         --              --          --      --
Issuance of common stock in
  connection with initial
  public offering, net of
  $2,980 in offering costs.....      --        --      6,900        1     41,967              --          --      --
Issuance of common stock in
  connection with
  investment...................      --        --         52       --      1,413              --          --       --
Issuance of warrants...........      --        --         --       --        704              --          --       --
Change in unrealized gains on
  investments..................      --        --         --       --         --              --          --       --
Net loss.......................      --        --         --       --         --              --          --       --
                                 -------   --------   -------    -----   --------          ------     -------    -----
Comprehensive loss.............

BALANCE, DECEMBER 31, 1999.....      --    $   --     37,889     $  4   $ 78,868           $(253)     (3,110)    $ --

Issuance of common stock for
  acquired businesses..........      --        --      6,989        1    309,772              --          --       --
Private placement of common stock    --        --      1,500       --     38,672              --          --       --
Private sale to investor.......      --        --      4,286        1     12,213              --          --       --
Exercise of stock options......      --        --      2,986       --      2,839              --          --       --
Amortization of deferred
  compensation.................      --        --         --       --         --              72          --       --
Purchase of stock under
  employee stock purchase plan.      --        --         35       --        621              --          --       --
Change in unrealized gains on
  investments..................      --        --         --       --         --              --          --       --
Currency translation adjustment      --        --         --       --         --              --          --       --
Net loss.......................      --        --         --       --         --              --          --       --
                                 -------   --------   -------    -----   --------          ------     -------    -----
Comprehensive loss.............


BALANCE, DECEMBER 31, 2000.....      --    $   --     53,685     $  6   $442,985           $(181)     (3,110)    $ --
                                ========   ========  ========   ======  ========          =======     =======    =====


                                        OTHER       RETAINED        TOTAL        ACCUMULATED
                                    COMPREHENSIVE   EARNINGS    STOCKHOLDERS'   COMPREHENSIVE
                                       INCOME       (DEFICIT)      EQUITY       INCOME (LOSS)
                                    -------------   ---------   -------------   -------------
BALANCE, DECEMBER 31, 1997.....          --        $  1,490      $  1,492       $  1,074
                                                                                ========
Purchase of treasury stock.....          --              --            --
Distribution to stockholders...                          (4)           (4)
Net loss.......................          --            (575)         (575)          (575)

                                                                                --------
Comprehensive loss                                                              $    499

                                                                                ========
BALANCE, DECEMBER 31, 1998.....          --             911           913
S Corporation termination......          --            (911)           --
Issuance of preferred stock....          --              --         8,292
Repurchase and retirement of
  common stock.................          --              --        (4,469)
Issuance of common stock for
  acquired businesses..........          --              --         9,193
Issuance of stock options......          --              --           856
Issuance of common stock for
  services.....................          --              --           130
Exercise of stock options......          --              --           533
Issuance of Series B preferred
  stock........................          --              --        19,050
Amortization of deferred
  compensation.................          --              --            36
Conversion of Series A and B
  preferred stock to common
  stock........................          --              --            --
Issuance of common stock in
  connection with initial
  public offering, net of
  $2,980 in offering costs.....          --              --        41,968
Issuance of common stock in
  connection with
  investment...................          --              --         1,413
Issuance of warrants...........          --              --           704
Change in unrealized gains on
  investments..................          88              --            88             88
Net loss.......................          --         (10,367)      (10,367)       (10,367)
                                      ------        --------      --------       --------
Comprehensive loss.............                                                 $ (9,780)
                                                                                ========
BALANCE, DECEMBER 31, 1999.....       $  88        $(10,367)     $ 68,340

Issuance of common stock for
  acquired businesses..........          --              --       309,773
Private placement of common stock        --              --        38,672
Private sale to investor.......          --              --        12,214
Exercise of stock options......          --              --         2,839
Amortization of deferred
  compensation.................          --              --            72
Purchase of stock under
  employee stock purchase plan.          --              --           621
Change in unrealized gains on
  investments..................         (88)             --           (88)            --
Currency translation adjustment        (200)             --          (200)          (200)
Net loss.......................          --        (389,851)     (389,851)      (389,851)
                                      ------        --------      --------      --------
Comprehensive loss.............                                                 (399,831)
                                                                                ========

BALANCE, DECEMBER 31, 2000.....       $(200)      $(400,218)     $ 42,392
                                      ======        ========     ========


          See accompanying notes to consolidated financial statements.

                            BREAKAWAY SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (IN THOUSANDS)

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................   $ (575)  $(10,367)   $(389,851)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................      332      3,285      364,225
    Deferred tax benefit....................................       --         --      (35,499)
    Settlement of dispute with Invest, Inc..................       --         --        9,213
    Compensation expense for issuance of common stock
     options................................................       --        223           72
    Loss (gain) on disposal of fixed assets.................        3         --           --
    Change in operating assets and liabilities, net of
     impact of acquisition of businesses:
      Accounts receivable...................................     (485)    (5,182)         844
      Unbilled revenues on contracts........................     (393)       (99)         156
      Amounts due from related parties......................       --     (3,991)       1,072
      Prepaid expenses and other current assets.............      (18)    (1,546)      (3,307)
      Accounts payable......................................      568      1,943        8,916
      Accrued compensation and other related benefits.......       94        604          538
      Accrued expenses and deferred revenue.................      196      1,134        5,874
                                                               ------     ------     --------
        Net cash used in operating
        activities..........................................     (278)   (13,996)     (37,747)
                                                               ------     ------     --------
Cash flows from investing activities:
  (Purchase) sale of investments............................       --    (37,360)      30,149
  Purchase of property and equipment........................     (503)    (5,886)     (35,871)
  Cash paid for acquired businesses net of cash
   acquired..............................,,.................       --     (2,103)       3,822
  Increase in cash surrender value of life insurance........       --        (26)          --
  Proceeds from disposals of fixed assets...................       10         --           --
                                                               ------     ------     --------
        Net cash used in investing activities...............     (493)   (45,375)      (1,900)
                                                               ------     ------     --------
Cash flows from financing activities:
  Repurchase and retirement of common stock.................       --     (4,469)          --
  Proceeds from issuances of preferred stock................       --     23,289           --
  Proceeds from (repayment of) note payable to
    stockholders............................................       --      4,000       (1,840)
  Proceeds from exercise of stock options and purchases
    under employee stock purchase plan......................       --        533        3,461
  Proceeds from issuance of common stock, net of offering
    costs...................................................       --     41,968       41,672
  Advances to employees.....................................      (13)      (554)      (1,095)
  Payments on long-term debt................................      (10)       (67)        (180)
  Proceeds from credit line.................................      426         --       10,000
  Repayments on credit line.................................       --       (426)     (10,000)
  Increase in deposits......................................       (5)      (767)          --
  Payments on capital lease obligations.....................      (50)      (233)        (838)
  Distribution to stockholders..............................     (439)        --           --
                                                               ------     ------     --------
        Net cash (used in) provided by financing
        activities..........................................      (91)    63,274       41,180
                                                               ------     ------     --------
        Net (decrease) increase in cash and cash
        equivalents.........................................     (862)     3,903        1,533
Cash and cash equivalents, at beginning of year.............      879         17        3,920
                                                               ------     ------     --------
Cash and cash equivalents, at end of year...................   $   17     $3,920     $  5,453
                                                               ======     ======     ========

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................   $   43     $  105          371
                                                               ======     ======     ========
Supplemental disclosures of non-cash investing and financing activities:
  Issuance of common stock in connection with investment in
    Internet services company...............................   $   --     $1,413          --
                                                               ======     ======     ========
  Issuance of warrants in connection with capital lease
    obligations.............................................   $   --     $  704          --
                                                               ======     ======     ========
  Issuance of note payable to stockholders..................   $   --     $2,175          --
                                                               ======     ======     ========
  Conversion of notes payable and accrued interest to common
    stock...................................................   $   --     $4,053          --
                                                               ======     ======     ========
  Capital lease obligations.................................   $   14     $1,632     $  6,184
                                                               ======     ======     ========
  Conversion of preferred stock to common stock.............   $   --    $27,289          --
                                                               ======     ======     ========
  Issuance of common stock in connection with acquisition of
    businesses..............................................   $   --     $9,193     $309,773
                                                               ======     ======     ========
  Acquisition of businesses:
    Assets acquired.........................................   $   --    $16,358     $352,377
    Liabilities assumed and issued..........................       --     (4,299)     (42,604)
    Common stock and stock options issued...................       --     (9,956)    (309,773)
                                                               ------     ------     --------
        Net cash paid for acquisition of businesses.........   $   --    $(2,103)    $     --
                                                               ======     ======     ========


          See accompanying notes to consolidated financial statements.

                            BREAKAWAY SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000

1.       THE COMPANY

NATURE OF BUSINESS

     Breakaway Solutions, Inc. (the "Company"), is a full service provider ("FSP") who offers customers an integrated strategy, branding and user experience, e-business implementation and application hosting solutions.

     In December 1999, the Company formed Breakaway Capital I LLC ("Breakaway Capital"), a wholly-owned venture capital fund, for the primary purpose of making minority interest investments in clients. See note 5 for a discussion of these investments.

     In March 2000, the Company formed Breakaway Friends I LLC ("Breakaway Friends"), to allow executive officers of the Company to invest their own personal funds in the same clients as Breakaway Capital. The Company intends to distribute all the profits earned by Breakaway Friends, if any, to its individual investors.

     In October 2000, the Company, along with ICG AsiaWorks, an entity partially owned by Internet Capital Group, Hutchinson Whampoa, and Hi Ka-Shing Foundation, established Breakaway Asia Pacific, which provides services similar to those provided by the Company in the Asia Pacific market, excluding Japan. In exchange for use of the Company's intellectual property, the Company received a 19.9% interest in Breakaway Asia Pacific. The Company has accounted for this investment using the equity method of accounting, as the Company exerts significant influence over the operations of the investee. In June 2001, the Company signed an agreement to sell its equity interest in this joint venture to ICG Asia Limited (formerly, ICG AsiaWorks Limited) for $500,000, with a closing expected to occur in July 2001.

LIQUIDITY

     From inception through December 31, 1998, the Company funded operations primarily through cash provided by a line of credit. In 1999, the Company funded operations through the issuance of preferred and common stock, and to a lesser extent, through a line of credit and equipment leases. In 2000, the Company funded operations primarily through the issuance of common stock, including proceeds from its initial public offering and the May 2000 sale of $39 million of stock to various Putnam funds, and to a lesser extent, through a line of credit and equipment leases.

     In both late 2000 and early 2001, many of the Company's customers, primarily venture-backed "dot-coms" and other startups, experienced financial difficulties which in many instances affected the Company's ability to collect monies owed it from consulting engagements and hosting services. These payment issues prevented the Company from recognizing approximately $6.9 million of revenue in the fourth quarter of 2000 and also resulted in the additional write off of approximately $2.1 million of accounts receivable in the fourth quarter of 2000, since the collection of these accounts receivable was no longer expected. Additionally, the Company added approximately $8.6 million to the reserve for doubtful accounts in the fourth quarter of 2000 for work performed and billed prior to the fourth quarter, which was now deemed uncollectible. This contributed to a cash flow shortage for the Company.

     In December 2000, the Company entered into an agreement to sell shares of its common stock and issue warrants to purchase its common stock to Invest, a Delaware corporation. The agreement was revised to resolve matters which arose subsequent to entering into the agreement and prior to December 31, 2000. On February 6, 2001, Invest consummated the revised investment in the Company under which the total amount of cash invested was reduced by $2.0 million, and Invest, Inc. received an aggregate of 4,285,714 shares of common stock at a per share purchase price of $0.70 and warrants to purchase up to 4,285,714 shares of common stock at a per share exercise price of $0.70. Total consideration received by the Company was $3.0 million in cash. A former director of the Company is the sole director and sole stockholder of Invest. This settlement resulted in a charge of approximately $9.2 million, which has been recorded in the consolidated statement of operations for the year ended December 31, 2000.

     In January 2001, Breakaway issued to ICG Holdings warrants to purchase up to 9,737,447 shares of Common Stock at a per share exercise price of $0.6875, subject to adjustment, in connection with entering into definitive agreements with ICG Holdings with respect to a $5.0 million secured financing of Breakaway, which bore interest at a rate of 12% per annum.

     In February 2001, to further improve its cash position, the Company entered into bridge loan facilities with ICG Holdings, an affiliate of the Company, and SCP Private Equity Partners II, L.P. ("SCP"), for an aggregate of up to $20 million including the $5.0 million borrowed from ICG Holdings in January 2001 (see note 18). As of April 6, 2001, the Company had borrowed an aggregate of $16,858,333 under these facilities at a per annum interest rate of 12%. All principal and interest under these facilities was due on April 9, 2001. On April 6, 2001, the Company closed a sale of an aggregate of 357,144 shares of Series A Preferred Stock at a per share price of $70.00 and warrants to purchase up to 42,857,149 shares of common stock at a per share exercise price of $0.70 pursuant to the terms of a stock purchase agreement the Company entered into on February 16, 2001 with ICG Holdings and SCP. As consideration for the issuance of these securities, ICG Holdings and SCP paid to the Company an aggregate of $8,141,667 in cash and cancelled an aggregate of $16,858,333 in outstanding principal and interest balances (representing the total of such balances) under the bridge loan facilities. We may not reborrow additional amounts under the bridge loan facilities. In conjunction with the equity transaction closed with SCP on April 6, 2000, the Company may, upon meeting certain conditions (there must be sufficient unissued Series A Preferred Stock and the Company's request must be between July 31, 2001 and February 1, 2002), cause SCP to purchase an additional 71,249 shares of Series A Preferred Stock.

     In an effort to reduce costs, the Company has undertaken various restructurings in late 2000 and early 2001. On October 4, 2000, the Company announced its first restructuring, which included a staff reduction of approximately 82 people, resulting in termination costs of approximately $0.5 million. Further staff reductions followed as part of the overall restructuring plan as follows: January 163, February 121, March 9, April 100, and May 38. The Company has accrued costs of $1.6 million related to the January headcount reduction and closure of the Boston Seaport and Dallas offices which were announced on December 29, 2000, bringing the restructuring costs for 2000 to $2.1 million, and has written off approximately $1.8 million of leasehold improvements related to the closure of the Boston Seaport office in the year ended December 31, 2000, which was also announced on December 29, 2000. The additional costs we expect to incur in 2001 associated with these restructurings will be recorded as an expense in the period the plan requirements are finalized and communicated to employees. Restructuring costs associated with headcount reductions through May 31, 2001 were approximately $1 million.

     In April 2001, the Company announced the appointment of a new CEO and five new members of the Board of Directors. The new leadership implemented a plan of reorganization responsive to the changes in the market place in which planned operations are limited to the Company's profitable core competencies, directed at financially sound Global 3000 companies, and delivered from consolidated profitable operating locations. The reorganized entity has consolidated operations to five primary locations from eleven, adopted a regional marketing and sales model and adopted a strong regional governance model, resulting in streamlined corporate overhead and decision-making and support positioned closer to the customer. Additionally, the Company has reorganized its ASP business from a factory model based on scale and the resale of commodity inputs to a team model based on team based customer service focused on selling knowledge based services. At the completion of the reorganization, the Company expects to have approximately 280 to 300 employees.

     In June 2001 the Company entered into financing arrangements with Silicon Valley Bank providing for $7 million in equipment lease financing. The loan bears interest at 9% per annum and is due and payable on June 1, 2004. The Company may make certain draws to finance equipment until December 31, 2001. The loan is secured by a lien on the Company's equipment, accounts receivable (which will be subordinated to an accounts receivable loan) and intellectual property rights. SCP, in exchange for Series A Preferred Stock warrants, has guaranteed the equipment financing.

     The Company's management believes that cash flows from operations and the proceeds from the sale of securities to ICG Holdings and SCP along with the additional financings discussed above, and a continuing relationship with one of our investors who has demonstrated an ability and intent to continue to financially support our operations, will be sufficient to finance the Company's operating requirements for at least the next 12 months, from December 31, 2000. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Breakaway Securities Corporation, Breakaway Capital I LLC, Breakaway Friends I LLC, Celtic Acquisition Corporation, WYI Acquisition Corporation, DataCyr Corporation, Eggrock Partners, Inc., Norsec, Inc., Breakaway Solutions Limited (an English company) and Breakaway Solutions Europe Limited (an Irish company.)

     All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

     All highly liquid cash investments purchased with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

     As of December 31, 2000, restricted cash consisted primarily of the uninvested portion of the Breakaway Capital funds (see note 5), the certificate of deposit securing the Transamerica Lease (see note 11) and the deposit held by the landlord of the former corporate headquarters (see note 11).

INVESTMENTS IN MARKETABLE SECURITIES

     The Company determines the appropriate classification of marketable securities at the time of acquisition and reevaluates such designation at each balance sheet date. At December 31, 1999, the Company's investments in marketable securities are classified as available-for-sale and, as such, are carried at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders' equity (see note 5).

REVENUE RECOGNITION

     Revenue pursuant to time and material contracts are recognized as services are provided. Revenue pursuant to fixed-price contracts are recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). Unbilled revenues on contracts are comprised of costs plus earnings. Billings in excess of costs plus earnings are classified as deferred revenues. Revenues for recurring monthly services are recognized as the services are performed. Revenues for fixed-price components of contracts (set up fees) are deferred and recognized over the life of the contract.

     Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant. The Company reports revenues net of reimbursable expenses which are billed to and collected from customers.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, trade accounts receivable, and debt instruments. The fair values of these financial instruments at both December 31, 1999 and 2000 approximate their carrying values.

     Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States and Europe. The Company evaluates the credit worthiness of customers and maintains an adequate allowance for potential uncollectible accounts based upon the expected collectibility of total accounts receivable.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are depreciated using the straight-line basis over the estimated useful life of the related assets which range from three to five years.

     Equipment held under capital leases is stated at the present value of the minimum lease payments at the inception of the lease and is amortized using the straight-line method over the lease term.

     Maintenance and repairs are charged to operations as incurred.

LOANS TO EMPLOYEES

     Loans have been made to employees of the acquired company WPL Laboratories, Inc. totaling $0.5 million in the form of promissory notes which bear interest at 8.75% annually. The principal amount of these promissory notes and interest accrued thereon shall be payable upon the earlier to occur of: (i) the date on which debtor receives any proceeds from the debtor's sale of Breakaway capital stock pledged to Breakaway under a stock pledge agreement, to the extent of such proceeds (net of any tax payable in connection with such sale) or (ii) the fourth anniversary of the date of the stock pledge agreement to the full extent of any remaining principal and interest that is outstanding on such date.

     In December 1999, the Company authorized an unsecured loan to Gordon Brooks, then its Chief Executive Officer in the amount of $1.0 million, which is due together with interest at 6.21% annually on the first to occur of either the third anniversary of the loan or thirty days after his ceasing to be employed by the Company. In connection with the termination of Mr. Brooks' employment with the Company in April 2001, the Company agreed to forgive the original principal balance of the loan and accrued interest in April 2002 if Mr. Brooks complies with his obligations under his severance agreement. The loan is evidenced by a February 2000 Promissory Note. The Promissory Note was written off in March 2001.

     The Company also periodically makes short-term loans to employees.

INTANGIBLE ASSETS AND DEFERRED COSTS

     Intangible assets consist principally of goodwill and deferred costs related to the Company's acquisitions and include customer base, workforce in place and goodwill. Deferred costs primarily represent compensation costs arising from cash and stock issuances to certain employees of businesses acquired, for which continued employment at the Company is required.

     The Company evaluates its intangible assets for impairment as events or changes in circumstances indicate that the carrying value of those assets may not be fully recoverable. Where impairment indicators are identified, management determines the amount of the impairment charge by comparing the carrying value of goodwill and certain other intangible assets to their fair market value. Fair market value is determined based upon expected future discounted cash flows (see note 8).

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the asset.

SEGMENT INFORMATION

     The Company has adopted Statement of Financial Accounting Standard No. 131 ("SFAS 131"), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION which requires companies to present financial descriptive segment information. The Company currently operates in two segments: Strategy and Internet Consulting Services and Application and Web Hosting Services (see note
13).

PROJECT COSTS

     Project costs consist of payroll and payroll-related expenses for personnel dedicated to client assignments in the Strategy and Internet Consulting Services segment, and payroll and payroll-related expenses for personnel dedicated to providing client services, rent expenses for data centers, and network bandwidth charges and payroll related expenses in the Application and Web Hosting Services segment.

INCOME TAXES

     Prior to 1999, the Company was taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay corporate Federal income taxes on taxable income; the corporate income was taxed to the individual shareholders based on their proportionate share of the Company's taxable income.

     Effective January 1, 1999, the Company terminated its S Corporation election and is subject to Federal income taxes on taxable income. Accordingly, the accompanying consolidated statement of operations for the year ended December 31, 1998 includes a pro forma income tax presentation (see note 16) for the income taxes that would have been recorded had the Company been taxed as a C Corporation for all periods presented.

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

STOCK-BASED COMPENSATION

     The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, for stock based compensation issued to employees. As permitted by SFAS 123, the Company measures compensation costs in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, no accounting recognition is given to stock options issued to employees that are granted at fair market value until they are exercised. Stock options issued to non-employees are recorded at the fair value of the stock at the date of grant. The pro forma impact on income (loss) per share has been disclosed in the notes to the consolidated financial statements as required by SFAS 123 (see note 10).

NET LOSS PER SHARE

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), EARNINGS PER SHARE. SFAS 128 requires the presentation of basic and diluted net income (loss) per share for all periods presented. As the Company has been in a net loss position for the years ended December 31, 1998, 1999, and 2000, common stock equivalents of 1,348,948 for the year ended December 31, 1998, 15,262,340 for the year ended December 31, 1999, and 20,899,899 for the year ended December 31, 2000 were excluded from the diluted loss per share calculation as they would be anti-dilutive. As a result, diluted loss per share is the same as basic loss per share, and has not been presented separately.

FOREIGN CURRENCY TRANSLATION

     Amounts in the consolidated financial statements related to foreign currency translation are determined utilizing the principles of Financial Accounting Standards Board Statement No. 52 ("SFAS 52"), FOREIGN CURRENCY TRANSLATION. Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholder's equity. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period.

OTHER INCOME

     Other income in 1998 consists primarily of a payment received by the Company in connection with the early termination of an office lease. Other income in 2000 consisted mainly of a project settlement with a related party.

RECLASSIFICATIONS

     Certain amounts in the 1998 and 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25 , which clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 in 2000 and such adoption had no significant impact on the Company's results of operations or financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS subsequently updated by SAB 101A and SAB 101B. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 had no significant impact on the Company's results of operations or financial position.

     In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company did not use derivative instruments or engage in hedging activities in fiscal 2000. Accordingly, the Company does not expect the required adoption of SFAS 133 in fiscal 2001 to have a significant impact on the Company's results of operations or financial position.

3. ACCOUNTS RECEIVABLE--ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the allowance for doubtful accounts for the years ended December 31, 1998, 1999, and 2000 are presented below. Included in the category "net increase/deductions from allowance," for the years ended December 31, 1998, 1999, and 2000 were write-offs totaling approximately $123, $143 and $3,587, respectively, net of recoveries of previously written-off accounts.

                                     Balance                            Net
                                       at            Provision       Deductions    Balance
                                    Beginning        Charged to         from       at End
                                    of Period        Operations      Allowance    of Period
                                    ---------        ----------      ---------    ---------
Description

Allowance for doubtful accounts:
Year ended December 31, 2000          $ 357           $ 11,931        $ 3,587        $8,701
Year ended December 31, 1999            131                369            143           357
Year ended December 31, 1998             65                189            123           131


4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:
         Prepaid expenses and other current assets were as follows at December
31:

                                                                 1999           2000
                                                                 ----           ----

         Current prepaid deposits                              $  370          $1,446
         Prepaid service contracts                              1,204           2,076
         Related party note receivable (see note 5)               753             210
         Prepaid expenses                                         151             994
         Other current assets                                      70             353
                                                               ------          ------
                                                               $2,548          $5,079
                                                               ======          ======


5. INVESTMENTS IN EQUITY SECURITIES

Katalyst LLC

     During 1999, the Company made a 19.9% equity investment in Katalyst LLC, a privately held Internet services company, including a secured note of $0.8 million. The carrying value of the investment at December 31, 1999 was approximately $2.9 million, which approximated fair value. At December 31, 2000, management determined that, due to market conditions, an other than temporary decline in fair value had occurred. As a result, the carrying value of the investment was reduced to $0.5 million. The $2.4 million impairment charge is recorded as a component of other expense in the consolidated statement of operations for the year ended December 31, 2000.

     The secured note, which bears interest at 8%, was originally payable on December 15, 2000, but was renegotiated to an amount of $0.2 million payable in equal monthly installments, with the final payment due on October 15, 2001. These amounts are classified as a component of prepaid expenses and other current assets in the accompanying consolidated balance sheets as of December 31, 1999 and 2000. The impairment on the secured loan has been recorded as a component of other expense and recorded in the consolidated statement of operations for the year ended December 31, 2000.

Breakaway Capital I LLC

     In December 1999, the Company formed Breakaway Capital I, LLC, a wholly-owned venture capital fund, for the primary purpose of making minority investments in clients. The Company accounts for these investments using the cost method. At December 31, 1999, the cost basis of the investments owned by the Company was approximately $2.6 million, which approximated fair value. At December 31, 2000, management determined that, due to market conditions, an other than temporary decline in fair value had occurred. As a result, the carrying value of these investments was reduced to $0.5 million. The resulting $2.1 million impairment charge is recorded as a component of other expense in the consolidated statement of operations for the year ended December 31, 2000.

AVAILABLE-FOR-SALE MARKETABLE SECURITIES

     The cost of available-for-sale marketable securities carried at fair value was $34.9 million at December 31, 1999. Gross unrealized gains and losses related to securities held as available-for-sale for the years ended December 31, 1999 are as follows (in thousands):

         Gross unrealized gains......................................  $94
         Gross unrealized losses.....................................   (6)
                                                                       ---
           Net unrealized gains......................................  $88
                                                                       ===

         There were no investments held as available-for-sale as of December 31, 2000.

     At December 31, 1999, $28.2 million in marketable securities were classified as short-term and $6.8 million were recorded as long-term and included in Investments in the accompanying balance sheet.

6. ACQUISITIONS

During 2000, the Company acquired the following companies:


DATE                                        COMPANY                                   LOCATION
----                                        -------                                   --------
February 18, 2000....................       DataCyr Corporation                       McLean, VA
April 1, 2000.........................      Eggrock Partners, Inc.                    Concord, MA
July 28, 2000........................       Zartis.com, Limited                       Dublin, Ireland
August 11, 2000.......................      Norsec, Inc.                              Norwood, MA

The aggregate purchase price paid in connection with the acquisitions made in 2000 consisted of (i) 6,989,806 shares of common stock of the Company; (ii) $1.0 million in cash; and (iii) $1.0 million in promissory notes.

     The total consideration paid for DataCyr Corporation ("DataCyr"), a software development company, was 110,000 shares of the Company's common stock. Of these shares, approximately 85% are owned by two individuals who became employees of the Company. These shares are subject to the Company's right, which lapses incrementally over a four-year period, to repurchase the shares from the applicable employee for a nominal amount upon the resignation of such employee or on the Company's termination of the employee for cause.

     The total consideration paid for Eggrock Partners, Inc. ("Eggrock"), a full service consulting and system integration firm that focuses on delivering customer-centered business solutions to emerging enterprises, was 7,272,000 shares of the Company's common stock. Of these shares, 6,176,331 shares were issued to Eggrock stockholders and an additional 1,095,669 shares were reserved for issuance to Eggrock option holders. Eggrock options were converted into options to acquire the common stock of the Company on the same basis as Eggrock stock was converted into the right to receive Breakaway common stock. Of the shares of the Company's common stock issued to former Eggrock stockholders at closing, who became employees of the Company, approximately 30.5% are subject to the Company's right, which lapses incrementally over a four-year period, to repurchase the shares from the employees for a nominal amount upon the resignation of such employee or on the Company's termination of the employee for cause.

     The total consideration paid for Zartis.com Limited ("Zartis"), an e-business consultancy, was 430,456 shares of common stock of the Company, the assumption of 64,441 outstanding options, and $2.0 million in cash to the former Zartis shareholders payable as follow: (i) $1.0 million at closing and (ii) $1.0 million on the first anniversary of the closing. The parties subsequent to December 31, 2000 renegotiated the amount and terms of the second payment (see note 18). Of the shares of the common stock issued to the former Zartis shareholders, who are now employees of the Company, approximately 75% are subject to the Company's right, which lapses incrementally over a four-year period, to repurchase the shares from the employees for a nominal amount upon the resignation of such employee or on the Company's termination of the employee for cause.

     The total consideration paid for Norsec, Inc. ("Norsec"), an e-business security consultancy, was 273,019 shares of common stock of the Company and the assumption of 30,299 outstanding options. Of the shares of the common stock issued to the former Norsec shareholders, who became employees of the Company, approximately 75% are subject to Breakaway's right, which lapses incrementally over a four year period, to repurchase the shares from the employees for a nominal amount upon the resignation of such employee or on the Company's termination of the employee for cause.

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

     The aggregate purchase price paid in connection with the acquisitions made in 1999 consisted of (i) 5,089,494 shares of common stock of the Company; (ii) $2.5 million in cash; and (iii) $2.2 million in promissory notes.

     The total consideration paid for Applica Corporation ("Applica"), an application hosting service provider, was 1,447,398 shares of the Company's common stock.

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

     The total consideration paid for Web Yes, Inc. consisted of 913,816 shares of Breakaway common stock. Of the shares of Breakaway common stock issued to the former Web Yes stockholders, 685,360 are subject to Breakaway's right, which lapses incrementally over a four year period, to repurchase the shares of a particular stockholder upon the termination of his employment with Breakaway. The repurchase price will be either at the share value at the time of the acquisition if the stockholder terminates employment or Breakaway terminates for cause, or at their fair market value if Breakaway terminates the stockholder's employment without cause.

     All acquisitions were accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for the acquired companies have been included with those of the Company for periods subsequent to the date of acquisition. The excess of the total purchase price for each acquired company over the allocation of fair values to the net assets has been recorded as intangible assets, as follows (in thousands):

                                                             December 31,
                                                             ------------
                                                           1999       2000
                                                           ----       ----

Working capital...........................                $  508    $(2,853)
Other non-current assets..................                   706      3,808
Non-current liabilities...................                  (134)   (30,180)
                                                           -----    -------
                                                           1,080    (29,225)

                                                             December 31,
                                                             ------------
                                                           1999       2000
                                                           ----       ----
Intangible assets and deferred costs:
  Assembled workforce.....................                   852      3,815
  Customer base...........................                 1,463         --
  Goodwill................................                 4,875    239,913
  Deferred costs..........................                 6,993     97,270
                                                          ------    -------
    Total intangible assets and
      deferred costs......................                14,183    340,998
                                                          ------    -------
     Purchase price                                      $15,263   $311,773
                                                          ======    =======


     At December 31, 2000, the Company determined that the recoverability of the intangible assets associated with the above acquisitions was permanently impaired and thus recorded an impairment charge of approximately $296 million (see note 8 ).

     The following unaudited pro forma results of operations give effect to all the acquisitions accounted for as purchases as if the transactions had occurred at the beginning of 1999. Such pro forma financial information reflects certain adjustments, including amortization of goodwill, income tax effects and an increase in the weighted average shares outstanding. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of 1999 and is not necessarily indicative of results that may be obtained in the future (in thousands, except for per share amounts):

                                                                          1999         2000
                                                                          ----         ----

         Total revenue.........................................         $ 39,618    $ 110,451
         Net loss..............................................          (93,969)    (415,101)
         Net loss per share....................................         $  (3.60)   $  (10.10)
         Weighted average common shares outstanding............           26,087       41,099



7. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31 (in thousands):


                                                                   1999          2000
                                                                   ----          ----

Computer equipment..........................................     $ 7,158       $29,373
Computer software...........................................       1,383         5,675
Furniture and fixtures......................................         699        11,024
Leasehold improvements......................................         137         7,291
Construction-in-progress....................................         214            12
                                                                 --------      --------
                                                                   9,591        53,375
Less: Accumulated depreciation and amortization.............      (2,050)      (11,202)
                                                                 --------      --------
                                                                  $7,541       $42,173
                                                                 ========      ========

     Property and equipment under capital leases at December 31 are as follows (in thousands):

                                                                   1999          2000
                                                                   ----          ----
Cost........................................................     $1,787       $ 3,692
Less: Accumulated amortization..............................       (450)       (1,071)
                                                                 ------       -------
                                                                 $1,337       $ 2,621
                                                                 ======       =======

8. ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES

     The Company continues to experience a reduced level of operating activity and results for its strategy and Internet consulting and application and web hosting services businesses. As a result, based on management's review of the carrying value and periods of amortization of both goodwill and other identifiable intangible assets, it was determined that the carrying value of these assets were not fully recoverable. Accordingly, during the fourth quarter of fiscal 2000, the Company recorded an impairment charge of approximately $296 million. Subsequent to December 31, 2000, the Company determined to consolidate and restructure the businesses conducted by its subsidiaries Eggrock, Applica, WPL, and Web Yes, and to exit the business conducted by Zartis.com. In connection with these decisions, the Company will record impairment charges in the first quarter fiscal 2001 and the second quarter 2001 relating to employee terminations, net realizable value of property, equipment and leasehold improvements, and lease terminations of an estimated $5 million. Each of the companies for which impairment charges were recorded have experienced declines in operating and financial metrics over the past several quarters in comparison to the metrics forecasted at the time of their respective acquisitions. The impairment analysis considered that these companies were recently acquired and that the intangible assets recorded upon acquisition of these companies were generally being amortized over a three- to five-year useful life. However, sufficient monitoring was performed over the course of the past several quarters and the companies have each completed an operating cycle since acquisition.

     The amount of the impairment charge was determined by comparing the carrying value of goodwill and certain other intangible assets to fair value at December 31, 2000. The most significant assumptions in the impairment analysis were the projected revenue growth rate and the after tax discount rate used as of December 31, 2000, both of which ranged from 20% to 25%. The discount rate was determined by an analysis of the risks associated with certain goodwill and other intangible assets. The resulting net cash flows to which the discount rate was applied were based upon management's estimate of revenue, operating expense, and income taxes. The revenue growth rate was based upon what management estimated to be sustainable rates of growth that could be financed with existing and committed facilities. Accordingly, the Company recorded an impairment charge of approximately $296 million during the fourth quarter of fiscal 2000 which is reflected in amortization expense in the consolidated statement of operations.

     The Company recognized an impairment charge of approximately $1.8 million associated with the disposal of certain leasehold improvements at its Corporate office. The amount is included as additional depreciation expense in the consolidated statement of operations for the year ended December 31, 2000.

     Additionally, restructuring charges of approximately $2.1 million resulted primarily from the involuntary termination of 278 employees and a strategic decision to consolidate the Company's two Massachusetts offices and close the Dallas office. Of the total charges, approximately $1.5 million relates to termination benefits and $0.6 million relates to facility lease costs (net of estimated sublease income). Substantially all of the termination benefits were paid in the first quarter of 2001.

9. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at December 31 (in thousands):

                                                    1999          2000
                                                    ----          ----
         Restructuring accrual (note 8)           $   --        $1,601
         Deferred rent                                --         1,180
         Accrued taxes                               316           502
         Accrued expenses                            990         6,482
                                                  -------        -----
                                                   1,306         9,765
                                                  -------        -----

10. CAPITAL STOCK (See also note 6)

STOCKS SPLITS

     In June and December 1998 and in September 1999, the Board of Directors approved 2-for-1, and 3-for-1 stock splits effected through stock dividends and a 4-for-5 stock split of the Company's common stock, respectively. All prior periods have been restated to reflect these stock splits effected as a recapitalization.

     In March 2000, the Board of Directors approved a 2-for-1 stock split effected through a stock dividend of the Company's common stock. All prior periods have been restated to reflect the split effected as a recapitalization.

COMMON STOCK

Putnam Investments Offering

     In May 2000, the Company issued and sold 1,500,000 shares of its common stock through a private placement to five mutual funds managed by either Putnam Investment Management, Inc. or the Putnam Advisory Company, Inc., the net proceeds of which were approximately $39.0 million. The proceeds of the offerings were used for general corporate purposes.

     The Company has never declared nor paid dividends on any of its capital stock and does not expect to in the foreseeable future.

INVEST, INC.

     In December 2000, the Company entered into an agreement to sell shares of its common stock and issue warrants to purchase its common stock to Invest, a Delaware corporation. The agreement was revised to resolve matters which arose subsequent to entering into the agreement and prior to December 31, 2000. On February 6, 2001, Invest consummated the revised investment in the Company under which the total amount of cash invested was reduced by $2.0 million, and Invest, Inc. received an aggregate of 4,285,714 shares of common stock at a per share purchase price of $0.70 and warrants to purchase up to 4,285,714 shares of common stock at a per share exercise price of $0.70. Total consideration received by the Company was $3.0 million in cash. A former director of the Company is the sole director and sole stockholder of Invest. This settlement resulted in a charge of approximately $9.2 million, which has been recorded in the consolidated statement of operations for the year ended December 31, 2000.

SERIES A PREFERRED STOCK

     In October 1998, the Company's stockholders authorized 5,853,000 shares of Series A Preferred Stock. In January 1999 the Company issued 5,853,000 shares of Series A Preferred Stock at $1.42 per share. The Series A Preferred Stock was converted into common stock upon the completion of the Company's initial public offering in October 1999. (see note 18)

SERIES B PREFERRED STOCK

     In July 1999, the Company issued 2,931,849 shares of Series B Preferred Stock, $0.0001 par value, for $6.50 per share. The Series B Preferred Stock was converted into common stock upon the completion of the Company's initial public offering in October 1999.

WARRANTS

     In May 1999, the Company issued Internet Capital Group a warrant to purchase 147,744 shares of common stock at an exercise price of $4.07 per share. The warrant is exercisable through May 2002. As of December 31, 2000, the warrant has not been exercised.

     In September 1999, the Company entered into a Master Lease Agreement with Silicon Valley Bank to finance up to $4.0 million of equipment and software. In connection with the Master Lease Agreement, the Company issued Silicon Valley Bank a warrant to purchase 21,818 shares of common stock at an exercise price of $5.50 per share. The warrant is exercisable through December 21, 2002. As of December 31, 2000, the warrant has not been exercised.

     Subsequent to December 31, 2000, the Company has issued warrants to various parties in connection with financing transactions (see note 18).

1999 EMPLOYEE STOCK PURCHASE PLAN

     In July of 1999, the Company's Board of Directors adopted a non-compensatory Employee Stock Purchase Plan ("the ESPP"). Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the market value of such stock. An individual must be employed with the Company for one month in order to be eligible to enroll in the ESPP. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 10% of compensation. The Board of Directors administers the ESPP. The total number of shares of common stock that may be issued pursuant to options granted under the ESPP is 800,000. As of December 31, 2000, 34,609 shares of common stock have been issued under the ESPP.

STOCK PLANS

     The Company's 1998 Stock Plan (the "1998 Stock Plan") authorizes the Company to grant options to purchase common stock, to make awards of restricted common stock, and to issue certain other equity-related awards to employees and directors of, and consultants to, the Company. The total number of shares of common stock that may be issued under the Stock Plan is 16,240,536 shares. The Stock Plan is administered by the Board of Directors, which selects the persons to whom stock options and other awards are granted and determines the number of shares, the exercise or purchase prices, the vesting terms and the expiration date. Non-qualified stock options may be granted at exercise prices which are above, equal to, or below the grant date fair market value of the common stock. The exercise price of options qualifying as incentive stock options may not be less than the grant date fair market value of the common stock.

     Stock options granted under the Stock Plan are nontransferable, generally become exercisable over a four-year period, and expire ten years after the date of grant (subject to earlier termination in the event of the termination of the optionee's employment or other relationship with the Company).

     In July 1999, the Company adopted the Stock Incentive Plan (the "1999 Stock Plan"). The 1999 Stock Incentive Plan was adopted in July 1999. The 1999 Plan is intended to replace the 1998 Stock Plan. Up to 9,600,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 1999 Stock Plan.

     The 1999 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards.

     The following table presents the combined activity of the two option plans in which offerings have occurred for the years ended December 31, 1998, 1999, and 2000:

                                                     --------1998--------   ---------1999--------   --------2000--------
                                                                 WEIGHTED                WEIGHTED               WEIGHTED
                                                      NUMBER     AVERAGE      NUMBER     AVERAGE     NUMBER      AVERAGE
                                                        OF      EXERCISE       OF       EXERCISE       OF       EXERCISE
                                                     OPTIONS     PRICE       OPTIONS     PRICE      OPTIONS      PRICE
                                                     -------    ---------   --------    ---------   -------     --------
                                                        (IN THOUSANDS)         (IN THOUSANDS)         (IN THOUSANDS)
Outstanding options at beginning of year.........         --         $  --     9,588      $0.63       16,050     $ 2.59
  Granted........................................      9,792         $0.62     8,378      $4.39        7,992     $20.64
  Exercised......................................         --         $  --    (1,376)     $0.39       (2,986)    $ 0.96
  Cancelled......................................       (204)        $0.38      (540)     $1.30       (2,077)    $18.29
                                                       -----         -----    ------      -----       -------    ------
Outstanding options at end of year...............      9,588         $0.63    16,050      $2.59       18,979     $ 7.86
                                                       =====         =====    ======      =====       -------    ------
Exercisable options at end of year...............      4,178         $0.50    10,054      $0.78        9,447     $ 1.47
                                                       =====         =====    ======      =====       -------    ------
Weighted average fair value of options granted
  during the year................................      $ .25                  $ 4.18                  $19.09
                                                       =====                  ======                  -------

     The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2000:

                              OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                                           WEIGHTED
                                           AVERAGE
                              NUMBER      REMAINING      WEIGHTED    WEIGHTED
                                OF       CONTRACTUAL     AVERAGE     AVERAGE
                             OPTIONS         LIFE        NUMBER      EXERCISE
EXERCISE PRICES            OUTSTANDING     (YEARS)     EXERCISABLE    PRICE
-------------------        -----------   -----------   -----------   --------
$0.00    - $6.28              14,474         7.2           9,267     $ 0.96
$6.28    - $12.56             12,395         9.6               3     $ 9.49
$12.56   - $18.83              1,705         6.7               -     $    -
$18.83   - $25.11                270         6.3              23     $21.33
$25.11   - $31.39              1,185         6.5             152     $28.77
$31.39   - $37.67                723         7.0               -     $    -
$37.67   - $43.95                  -         0.0               -     $    -
$43.95   - $50.22                  -         0.0               -     $    -
$50.22   - $56.50                 77         8.0               -     $    -
$56.50   - $62.78                532         4.9               2     $60.00
                              ------         ---       -----------   ------
                              18,979         7.0           9,447     $ 1.47
                              ======                                 ======

Weighted-average fair value of options Granted during the year       $20.64
                                                                     ======

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123 for 1998, 1999 and 2000 grants, the net loss would have been increased to the pro forma amounts indicated below:

                                       1998                      1999               2000
                            -----------------------    -----------------------   --------------------
                             AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                             -----------   ---------   -----------   ---------   -----------   ---------
Net loss (in thousands)......  $ (575)     $ (687)      $(10,367)    $(17,713)    $(389,851)   $(411,344)
Net loss per share...........  $(0.05)     $(0.05)      $  (0.59)    $  (1.02)    $ (  9.84)   $ (10.39)


     The fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                   1998       1999      2000
                                                 --------   --------  -------
Volatility.....................................    70.0%     135.0%      159.0%
Expected option life (years)...................    10          9           4.5
Interest rate (risk free)......................     7.0%       6.5%        6.5%


11. COMMITMENTS AND CONTINGENCIES (see note 18)

LINE OF CREDIT

     In September 2000, the Company entered into a $10.0 million bank revolving line of credit that was terminated in December 2000. There were no borrowings outstanding at December 31, 2000.

LEASES

     The Company leases its facilities under various operating leases expiring through 2003. Such leases include provisions that may require the Company to pay its proportionate share of operating costs, which exceed specific thresholds. Rent expense for the years ended December 31, 1998, 1999 and 2000 was $0.6 million, $1.5 million, and $8.8 million (see note 18), respectively.

     The Company leases certain computer and office equipment under capital leases. Lease terms vary from two to seven years, with annual interest rates ranging from 6.2% to 18.7%. The leased equipment collateralizes the capital leases.

     In September 1999, the Company entered into a Master Lease Agreement with Silicon Valley Bank to finance up to $4.0 million of equipment and software. Leases under the Master Lease Agreement have terms of thirty-six months. Interest payments are determined based on an annual interest rate equal to the annual rate on U.S. Treasury securities of a comparable term plus 2.5% (6.2% at December 31, 2000). In connection with the Master Lease Agreement, the Company issued Silicon Valley Bank warrants to purchase 21,818 shares of Breakaway common stock (see note 10).

     In April 2000, the Company financed an additional $2.6 million of equipment and software. This lease arrangement fell under the Master Lease Agreement and is subject to the terms noted above.

     In July 2000, the Company entered into a 3-year Master Lease Arrangement with Deutsche Financial Services to finance $0.7 million of telephone equipment, with an interest rate of 11.23%. The lease is secured by the equipment itself.

     In November 2000, the Company entered into a 30-month leasing agreement with Transamerica Equipment Financial Services Corporation to finance $3.0 million of furniture with an interest rate of 18.7%. Under the agreement, the Company is required to maintain a $2.25 million letter of credit, that is collateralized by a certificate of deposit. This amount is classified as restricted cash in the consolidated balance sheet.

     The following is a schedule of future minimum rental payments required under the above operating and capital leases as of December 31, 2000 (in thousands):

                                                            OPERATING   CAPITAL
                                                             LEASES      LEASES
                                                            ---------   --------
2001......................................................   $ 7,746     $2,857
2002......................................................     6,353      2,909
2003......................................................     6,381      1,652
2004......................................................     6,477      1,077
2005......................................................     5,222       --
thereafter................................................     3,019       --
                                                             -------     ------
                                                             $35,198     $8,495
                                                             -------     ------
Less: amount representing interest
                                                                          2,229
                                                                         ------
Net present value of minimum lease payments...............                6,266
Less: current portion of capital lease obligations........                2,000
                                                                         ------
Capital lease obligations, net of current portion.........               $4,265
                                                                         ======



     The Company abandoned its corporate headquarters in February of 2001. The landlord of the space continues to hold a security deposit of $3.6 million, which will be drawn upon for the monthly rent payment of $0.3 million from March 1, 2001 until the time when the space is occupied by another tenant. As such, rent expense relating to the facility subsequent to February 28, 2001 is not reflected in the future minimum lease payments noted above.

12. SIGNIFICANT CUSTOMERS

     The following table summarizes revenues from major customers (revenues in excess of 10% for the year) as a percentage of total revenues:

                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               1998       1999       2000
                                                             --------   --------   --------
Customer A.................................................     27%        --         --
Customer B.................................................     --         --         11%

13. OPERATING SEGMENTS

     Historically, the Company has operated in a single segment: strategy and Internet consulting services. With the acquisitions of Applica Corporation and Web Yes, Inc. during 1999, the Company expanded its operations to include a second segment: application and web hosting services.

     The following tables set forth certain components of the Application and Web Hosting Services segment and the Strategy and Internet Consulting Services segment as of and for the year ended December 31, 1999 (in thousands):

Strategy and Internet Consulting Services:

                                                     Strategy and
                                      Application      Internet
                                      Web Hosting     Consulting
                                       Services        Services      Corporate      Total
                                      -----------    ------------    ---------    ---------
       Revenue...................      $  2,092       $  23,298            --      $25,390
       Project costs.............         2,130          11,258            --       13,388
       Gross Margin..............           (38)         12,040            --       12,002
       Net loss..................            --              --       (10,367)     (10,367)
       Total assets..............        11,546          20,451        45,464       77,461

     The following tables set forth certain components of the Application and Web Hosting Services segment and the Strategy and Internet Consulting Services segment as of and for the year ended December 31, 2000 (in thousands):

                                                     Strategy and
                                      Application      Internet
                                      Web Hosting     Consulting
                                       Services        Services      Corporate      Total
                                      -----------    ------------    ---------    ---------
       Revenue..................       $20,628         $ 81,851             --     $ 102,479
       Project costs............        18,187           49,929             --        68,116
       Gross Margin.............         2,441           31,922             --        34,363
       Net loss.................            --               --       $(389,851)    (389,851)
       Total assets.............        33,246           39,308           4,718       77,272

     During 1998 and 2000, one customer accounted for 27% and 12%, respectively, of the Company's Strategy and Internet Consulting Services revenue. During 1999, no single customer accounted for 10% or more of the Company's Strategy and Internet Consulting Services revenue.

     During 1999 and 2000, one customer accounted for 24% and 19%, respectively, of the Company's Application and Web Hosting Services revenue. In addition, during 2000, a second customer accounted for 11% of the Company's Application and Web Hosting Services revenue.

     Substantially, all of the Company's assets are located within the United States. During 2000, the Company began to sell its services internationally. Sales to customers based outside of the United States for fiscal year 2000 totaled $4.7 million, or 4.6% of total sales. $4.5 million of these sales were in Europe, primarily in Ireland and the United Kingdom, and the remaining $0.2 million were in the Far East.

14. RELATED PARTIES (See also note 18)

INTERNET CAPITAL GROUP

     In May 1999, Internet Capital Group ("ICG"), holder of the Company's Series A Preferred Stock, provided $4.0 million in advances which were converted into equity in July 1999 during the Company's Series B Preferred Stock offering. In connection with this transaction, the Company issued ICG a warrant to purchase 147,744 shares of common stock (see note 10).

     Subsequent to June 30, 1999, the Company began providing services to ICG and some of ICG's affiliated entities. During the years ended December 31, 1999 and 2000, revenues derived from engagements with ICG and ICG affiliated entities totaled approximately $4.5 million and $36.6 million, respectively. Accounts receivable, net of reserves, from ICG and ICG affiliated entities totaled approximately $4.0 million and $2.9 million at December 31, 1999 and 2000, respectively.

     In October 1999, ICG's holdings in the Company's Series A Preferred Stock and the Series B Preferred Stock were converted to common stock upon the completion of the Company's initial public offering. At December 31, 1999 and 2000, ICG held approximately 40.0% and 32.8%, respectively, of the Company's outstanding common stock.

     Subsequent to December 31, 2000, the Company entered into a series of financings with ICG and SCP Equity Partners II, L.P. ("SCP") (see note 18).

     In October 2000, the Company, along with ICG AsiaWorks, an entity partially owned by ICG, Hutchinson Whampoa and Li Ka-shing Foundation, established Breakaway Asia Pacific. This new entity is expected to provide services similar to those provided by the Company in the Asia Pacific market, other than Japan. In exchange for use of the Company's intellectual property, the Company received a 19.9% ownership interest in Breakaway Asia Pacific. The Company has accounted for this investment using the equity method of accounting; however, as its share of the losses for 2000 exceeded its $90,000 cost basis in the investment, the carrying value has been reduced to zero. In June 2001, the Company signed an agreement to sell its equity interest in Breakaway Solutions Asia Pacific Limited (the "Joint Venture") to the other shareholder, ICG Asia Limited (formerly, ICG AsiaWorks Limited) for $500,000. The transaction is expected to close in July 2001 upon obtaining regulatory approval and satisfaction of certain other closing conditions.

DUE TO STOCKHOLDERS

     The Company's acquisition of WPL Laboratories, Inc. in May 1999 included $5.0 million in cash purchase consideration, which was payable to the former stockholders as follows: (i) one half at closing and (ii) the remainder incrementally over a four-year period so long as the stockholder does not voluntarily terminate his employment and is not terminated for cause. This amount, which has been discounted at 7%, is reflected as due to stockholders in the accompanying consolidated balance sheet.

     The Company's acquisition of Zartis included $2.0 million in cash which was payable to the former stockholders as follows: (i) $1.0 million at closing and
(ii) $1.0 million on the first anniversary of the closing date of the transaction. Interest accrues on the unpaid balance at a rate equal to the weighted-average of the rates on overnight federal-funds transactions (6.2% at December 31, 2000). The parties subsequent to December 31, 2000 renegotiated the amount and terms of the second payment. (see note 18)

     Interest expense for the above arrangements was approximately $0.1 million and $0.2 million for the years ended December 31, 1999 and 2000, respectively. The combined outstanding balances, including accrued interest expense, on both notes was $2.25 million and $2.41 million at December 31, 1999 and 2000, respectively.

KATALYST LLC

     During the fourth quarter of 1999, the Company made an investment in Katalyst LLC of $2.9 million, and made a secured loan to Katalyst LLC of $0.8 million, which has been recorded as a note receivable. During the year ended December 31, 2000 the former CEO of the Company was a member of the Board of Directors of Katalyst, LLC. The carrying value of the investment at December 31, 2000 was deemed to be impaired and adjusted to $0.5 million, which approximates fair value. The secured loan, originally payable on December 15, 2000, was amended to an amount of $0.2 million at December 31, 2000. The note is payable in equal monthly installments, with the final payment due on October 15, 2001 (see note 8). During the year ended December 31, 2000, total revenues derived from engagements with Katalyst LLC and its affiliates were approximately $0.5 million.

MEDIABRIDGE TECHNOLOGIES, INC.

     The former Chief Executive Officer of the Company was, during the year ended December 31, 2000, a member of the Board of Directors of MediaBridge Technologies, Inc. ("MediaBridge"), a customer of the Company. The former Chairman of the Board of Directors of the Company, during the year ended December 31, 2000, also served as Chairman of the Board of Directors of MediaBridge. In May 2000, Breakaway Capital purchased approximately $0.3 million of MediaBridge common stock, which represents less than 1% of the common stock outstanding. During the year ending December 31, 2000, total revenues derived from engagements with MediaBridge were approximately $0.5 million. Accounts receivable from MediaBridge totaled $0.2 million at December 31, 2000. No services were provided to MediaBridge in 1999.

INVEST INC.

     In December 2000, the Company entered into an agreement to sell shares of its common stock and issue warrants to purchase its common stock to Invest, a Delaware corporation. The agreement was revised to resolve matters which arose subsequent to entering into the agreement and prior to December 31, 2000. On February 6, 2001, Invest consummated the revised investment in the Company under which the total amount of cash invested was reduced by $2.0 million, and Invest, Inc. received an aggregate of 4,285,714 shares of common stock at a per share purchase price of $0.70 and warrants to purchase up to 4,285,714 shares of common stock at a per share exercise price of $0.70. Total consideration received by the Company was $3.0 million in cash. A former director of the Company is the sole director and sole stockholder of Invest. This settlement resulted in a charge of approximately $9.2 million, which has been recorded in the consolidated statement of operations for the year ended December 31, 2000.

15. DEFERRED COMPENSATION PLAN

     The Company sponsors a qualified 401(k) deferred compensation plan (the "Plan"), which covers substantially all of its domestic employees. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 15% of their earnings into the Plan. During 1998, the plan did not provide for company matching contributions. During 1999, the plan was amended to allow the Company to make matching contributions at its discretion. The Company did not contribute to the Plan for the year ended December 31, 2000. During 1999, the Company made a contribution of $0.1 million to the Plan.

16. INCOME TAXES

     Income tax benefit attributable to loss before benefit for income taxes consists of (in thousands):

                                            Current         Deferred          Total
Year ended December 31, 2000
         U.S. Federal                           --           (25,051)        (25,051)
         State and Local                        --            (7,753)         (7,753)
         Foreign                                44            (2,739)         (2,695)
                                            -------         ---------       ---------
                                             $  44          $(35,543)       $(35,499)
                                            =======         =========       =========
Year ended December 31, 1999
         U.S. Federal                           --                --              --
         State and Local                        --                --              --
         Foreign                                --                --              --
                                            -------         ---------       ---------
                                             $  --          $     --        $     --
                                            =======         =========       =========
Year ended December 31, 1998
         U.S. Federal                           --                --              --
         State and Local                        --                --              --
         Foreign                                --                --              --
                                            -------         ---------       ---------
                                             $  --          $     --        $     --
                                            =======         =========       =========

Income tax benefit differed from the amounts computed by applying the U.S. federal corporate rate of 34% to the loss before income tax benefit as a result of the following:

                                                          1998           1999           2000
                                                        --------       --------       --------
Statutory Federal tax rate (benefit).............        (34.0%)        (34.0%)        (34.0%)
State income taxes, (net of Federal tax benefits)..        (--%)         (7.9%)         (1.2%)
Valuation reserve movement.......................           --%          36.1%           5.3%
S Corporation effect.............................         34.0%            --              --
Amortization.....................................           --            5.0%          20.0%
Other differences................................           --            0.8%           1.6%
                                                            --             --              --
Effective income tax rate........................          0.0%           0.0%          (8.3%)
                                                        ========       ========       ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 2000 are as follows (in thousands):

Deferred tax assets:

                                                                    1999       2000
                                                                   -----       ----
Accounts receivable, principally due to allowance for
  doubtful accounts.........................................      $  199       $3,504
Deferred revenue............................................          97          669
Accrued liability relating to compensation-related
  expenses..................................................         120          385
Other accrued liabilities...................................           4        3,221
Fixed assets, principally attributable to differences in
  depreciation methods......................................           5
Basis difference in stock of joint ventures.................          --          882
Operating loss and credit carryforwards.....................       3,294       21,012
                                                                  ------      -------
Total gross deferred tax assets.............................       3,719       29,673
  Less valuation allowance..................................      (2,560)     (29,370)
                                                                  ------      -------
Net deferred tax assets.....................................       1,159          303
                                                                  ------      -------
Deferred tax liabilities:
Intangible assets / cash to accrual.........................      (1,159)        (221)
Fixed Assets, principally attributable to differences in
   Depreciation methods.....................................          --          (82)
                                                                  ------      -------
  Total gross deferred tax liabilities......................      (1,159)        (303)
                                                                  ------      -------
  Net deferred tax asset....................................      $   --           --
                                                                  ======      =======

     The valuation allowance for deferred tax assets as of December 31, 2000 and 1999 was $29,370,000 and $2,560,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 was an increase of $26,810,000 and $2,560,000 respectively. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that the net assets will be realized.

     At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $52,177,000 which are available to offset future taxable income, if any, through 2020. The utilization of these net operating losses may be limited pursuant to Internal Revenue Code Section 382 as a result of prior and future ownership changes.

     Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2000, will be allocated as follows (in thousands):




Income tax benefit that would be reported in
  the consolidated statement of operations                 $26,376
Additional paid-in capital                                 $ 2,994
                                                          ---------
                                                           $29,370
                                                          =========

     As discussed in note 2, effective January 1, 1999, the Company terminated its S Corporation election and is subject to corporate-level federal and certain, state income taxes. Upon termination of the S Corporation status, deferred income taxes are recorded for the tax effect of cumulative temporary differences between the financial reporting and tax bases of certain assets and liabilities, primarily deferred revenue that must be recognized currently for tax purposes, accrued expenses that are not currently deductible, cumulative differences between tax depreciation and financial reporting allowances, and the impact of the conversion from the cash method to the accrual method of reporting for tax purposes.

     Income tax expense (benefit), assuming the Company had been a C Corporation and applying the tax laws in effect during the periods presented, for the year ended December 31, 1998 would have been as follows (in thousands):

                                                                             1998
                                                                            ------
                                                                          (UNAUDITED)
Federal tax........................................................         $(195)
State taxes, net of federal.................................                   --
                                                                            ------
                                                                            $(195)
                                                                            ======

17. SELECTED QUARTERLY INFORMATION (UNAUDITED)


                                                                          2000
                                                  -----------------------------------------------------
                                                  1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                  -----------   -----------   -----------   -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.........................................    $18,147       $35,179       $34,601       $14,552
Loss from operations............................     (3,594)      (20,226)      (23,941)     (364,166)
Net loss........................................     (3,223)      (16,902)      (19,955)     (349,771)
Loss per share--basic and diluted................   $ (0.09)      $ (0.39)      $ (0.48)        (8.88)

                                                                          1999
                                                  -----------------------------------------------------
                                                  1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                  -----------   -----------   -----------   -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.........................................    $ 3,111       $ 4,452       $ 7,181       $10,646
Loss from operations............................       (274)       (2,270)       (4,501)       (3,820)
Net loss........................................       (236)       (2,283)       (4,466)       (3,382)
Loss per share--basic and diluted...............    $ (0.02)      $ (0.21)      $ (0.33)      $ (0.03)


18. SUBSEQUENT EVENTS

AGREEMENTS WITH RELATED PARTIES

     In January 2001, Breakaway issued to ICG Holdings warrants to purchase up to 9,737,447 shares of Common Stock at a per share exercise price of $0.6875, subject to adjustment, in connection with entering into definitive agreements with ICG Holdings with respect to a $5.0 million secured financing of Breakaway, which bore interest at a rate of 12% per annum.

     In February 2001, to further improve its cash position, the Company entered into bridge loan facilities with ICG Holdings, and SCP Private Equity Partners II, L.P. ("SCP"), both of which are currently affiliates of the Company, for an aggregate of up to $20 million (see note 18). As of April 6, 2001, the Company had borrowed an aggregate of $16,858,333 under these facilities at a per annum interest rate of 12%. All principal and interest under these facilities was due on April 9, 2001. On April 6, 2001, the Company closed a sale of an aggregate of 357,144 shares of Series A Preferred Stock at a per share price of $70.00 and warrants to purchase up to 42,857,149 shares of common stock at a per share exercise price of $0.70 pursuant to the terms of a stock purchase agreement the Company entered into on February 16, 2001 with ICG Holdings and SCP. As consideration for the issuance of these securities, ICG Holdings and SCP paid to the Company an aggregate of $8,141,667 in cash and cancelled an aggregate of $16,858,333 in outstanding principal and interest balances (representing the total of such balances) under the bridge loan facilities. We may not reborrow additional amounts under the bridge loan facilities. In conjunction with the equity transaction closed with SCP on April 6, 2001, the Company may, upon meeting certain conditions (there must be sufficient unissued Series A Preferred Stock and the Company's request must be between July 31, 2001 and February 1,
2002), cause SCP to purchase an additional 71,429 shares of Series A Preferred Stock and warrants. Should the Company decide to draw on these funds, SCP will receive additional warrants.

     On February 6, 2001, in connection with a restructuring of Breakaway's December 12, 2000 transaction with Invest and the related surrender by Invest of its warrants to purchase up to 921,053 shares of Common Stock, Breakaway issued to Invest an additional 1,654,135 shares of Common Stock and warrants to purchase up to 4,285,714 shares of Common Stock at a per share exercise price of $0.70, subject to adjustment. In addition, Breakaway entered into a Registration Rights Agreement with Invest with respect to the above mentioned securities.

     In June 2001, the Company sold its equity interest in Breakaway Solutions Asia Pacific Limited (the "Joint Venture") to the other shareholder, ICG Asia Limited (formerly, ICG AsiaWorks Limited) for $500,000. The transaction is expected to close in July 2001 upon obtaining regulatory approval and satisfaction of certain other closing conditions. As part of the parties' ongoing relationship, the Company may be obligated until April 2002 to provide services for certain projects relating to the joint venture at a 15% discount from standard fees. In addition, the Company may be required to refund certain fees paid it as a retainer upon the occurrence of certain events.

     In June 2001, the Company entered into financing arrangements with Silicon Valley Bank providing for $7 million in equipment lease financing. The loan bears interest at 9% per annum and is due and payable on June 1, 2004. The Company may make certain draws to finance equipment until December 31, 2001. The loan is secured by a lien on the Company's equipment, accounts receivable (which will be subordinated to an accounts receivable loan) and intellectual property rights. SCP, in exchange for warrants to purchase the Company's Series A Preferred Stock, has guaranteed the equipment financing.

     At the closing of the Preferred Stock Purchase Agreement discussed below, the outstanding principal balance under both the ICG Holdings Loan and the SCP Loan, plus accrued interest, was used to fund the purchase price for the shares of Series A preferred stock.

OPERATING LEASES

     Between July and October 2000, the Company entered into lease agreements with Deutsche Financial Services, accounted for as a capital lease, to finance $0.7 million of capital equipment. The terms call for 33 equal monthly payments, totaling of $22,873, with the final payments due between April 2003 and July 2003. As of December 31, 2000, $0.6 million was outstanding under the lease. Subsequent to year-end, the Company terminated the lease agreements and settled the obligation with Deutsche Financial Services for $225,000 and return of the equipment.

     Subsequent to year end, at certain of the Company's locations, the landlords were notified of our desire to terminate the leases early, and these notifications are considered to be technical defaults. The Company is negotiating settlements and/or subleasing the properties.

PREFERRED STOCK PURCHASE AGREEMENT

     In addition to entering into the loan agreements described above, on February 16, 2001, the Company also entered into a Series A Preferred Stock Purchase Agreement with ICG Holdings and SCP (the "Purchase

Agreement"). Under the terms of the Purchase Agreement, the Company agreed to issue to SCP and to ICG Holdings (i) an aggregate of up to 428,572 shares of the Company's Series A Preferred Stock, $0.0001 par value per share (the "Series A Preferred"), at a per share purchase price of $70.00 and (ii) warrants to purchase an aggregate of up to 42,857,200 shares Common Stock at a per share exercise price of $0.70 (the "Purchase Agreement Warrants"). With the consent of the shareholders, the transaction with SCP effectively closed on April 6, 2001.

     The preferred shares are convertible into common shares at an exchange ratio of 100 shares of common for each preferred share. Additionally, the preferred shares are redeemable at the option of the holders on, or after, January 20, 2006, and carry a dividend rate of 8% per annum. Such dividends will be payable, when and if declared, at the option of the Company either in cash or in additional shares of Series A Preferred Stock valued based upon the original $70.00 per share issue price therefore. Dividends will be cumulative and accrue quarterly. In the event of a Qualified Public Offering or a Qualified Public Sale within three years after the closing of the Purchase Agreement, all issued and outstanding shares of Series A Preferred Stock issued as dividends will be canceled. For financial reporting purposes, beginning in the second quarter of 2001, the fair value of the warrants will be recorded as a discount to the preferred shares and amortized as a dividend up to the preferred redemption amount on January 20, 2006.

ZARTIS

     In April 2001, the parties to the July 2000 stock purchase agreement renegotiated the terms of the deferred cash payment for the acquisition of Zartis. The Company's obligation to pay $1 million payment to the former Zartis shareholders on the first anniversary of the closing was reduced to $500,000 in total, payable in equal installments of $250,000 each on May 9, 2001 and June 14, 2001. Under the terms of the letter agreement amending the stock purchase agreement, if the Company fails to make any payment within 60 days of the due date, the original $1 million obligation is reinstated. The Company did not pay the June 14th installment in a timely manner, but expects that it will make the payment within the 60 day cure period.

WARRANTS

     On April 20, 2001 the Company's Board of Directors authorized the grant of a five-year warrant to Phoenix Management, an advisor to the Company, to purchase 1-1/4% of the Company's issued and outstanding shares at a per share price of $0.70. The warrant will have a five year term and vest in eighteen equal monthly installments as long as Phoenix Management continues to provide services for the Company. The parties have not yet executed a Warrant instrument to reflect the issuance.

                                     ITEM 9
         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     The information required by Item 304 of Regulation S-K was previously reported in our Registration Statement on Form S-1 (Commission File No. 333-83343).

PART III

                                     ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and directors and their respective ages as of May 31, 2001 are as follows:

Name                            Age           Current Office(s)
William Loftus (1)              38            President, Chief Executive Officer,
                                                 Treasurer, and Director
Kevin Comerford (2)             37            Senior Vice President, Administration,
                                                 and Chief Financial Officer
Maureen Ellenberger (3)         46            Senior Vice President, Chief Operations
                                                 Officer  and Chief People and
                                                 Innovation Officer
John Loftus, Jr. (1)            39            Senior Vice President, Professional
                                                 Services
Wayne Weisman                   45            Chairman of the Board
E. Talbot Briddell              58            Director
Jerry Marcus                    51            Director
Henry Nassau                    46            Director
Richard Wallman                 50            Director

-------------------------------------------------------------------------------
(1) William Loftus and John Loftus, Jr. are brothers.

(2) Mr. Comerford has indicated to Breakaway that he intends to resign from all offices held with Breakaway effective subsequent to the filing of this Annual Report on Form 10K.

(3) Ms. Ellenberger has resigned from all offices held with Breakaway effective June 1, 2001.

     Each officer serves at the discretion of our Board of Directors and holds office until his successor is elected and qualified or until his earlier resignation or removal. The Board of Directors is divided into three classes. Messrs. Briddell and Wallman serve in the class whose term expires at the 2001 Annual Meeting, Messrs. Loftus and Marcus serve in the class whose term expires at the 2002 Annual Meeting and Messrs. Nassau and Weisman serve in the class whose term expires at the 2003 Annual Meeting.

     On April 6, 2001, the Company entered into an Investor Rights Agreement with SCP and ICG Holdings (the "Rights Agreement"), under which the Company agreed that for so long as SCP held at least 50% of the shares of Series A Preferred originally issued to SCP on April 6, 2001, the Company would use its best efforts to (i) maintain a board of directors consisting of seven members, two of which would be selected by SCP and one of which would be selected by both SCP and ICG and (ii) reserve one seat on each committee of the board of directors for one of the directors selected by SCP, to the extent consistent with applicable director independence requirements. Wayne Weisman, E. Talbott Bridell, and Henry Nassau were elected to the Board of Directors consistent with the terms of the Rights Agreement.

     In addition, SCP and ICG Holdings have agreed that for so long as ICG Holdings holds at least 10% of the Company on a primary basis, SCP will support a director designated by ICG Holdings to fill an additional seat on the Board of Directors. Henry Nassau presently occupies that seat. Finally, Jerry Marcus was elected to the Board of Directors consistent with another agreement between SCP and ICG Holdings to fill a vacancy on the Board of Directors.

     WILLIAM LOFTUS has served as our President and Chief Executive Officer and as one of our directors since April 2001. From August 2000 until April 2001 he served as our Senior Vice President and Chief Delivery Officer. From March 2000 through July 2000, he served as our Senior Vice President, Operations. From May 1999 through February 2000, he served as our Vice President, e-Solutions and in various other offices with Breakaway. From 1990 through April 1999, William Loftus served as President and Chief Executive Officer of WPL, which we acquired in May 1999.

     KEVIN COMERFORD has served as our Vice President, Administration, Chief Financial Officer, Treasurer and Secretary since June 1998. From April 1998 through May 1998, Mr. Comerford was engaged as an independent management consultant. In March 1993, Mr. Comerford co-founded Boston Sales Automation, Inc., an enterprise resource planning systems integrator, where he served in various capacities through March 1998. Mr. Comerford is a Certified Public Accountant.

     JOHN LOFTUS, Jr. has served as our Senior Vice President, e-Solutions since our acquisition of WPL in May 1999. From February 1997 until May 1997, Mr. Loftus served as Vice President, e-Solutions and Chief Technology Officer of WPL. Prior to joining WPL, Mr. Loftus was the Director of Enterprise Systems at PECO

Energy, a public utility, from September 1992 through February 1997. From February 1983 through September 1992, Mr. Loftus held various executive and management positions at General Electric, a large, diversified industrial corporation.

     MAUREEN ELLENBERGER has served as our Senior Vice President, Chief Operating Officer, and Chief People and Innovation Officer since August 2000. Ms. Ellenberger became our Vice President, Chief People and Innovation Officer upon our acquisition of Eggrock in April 2000. From August 1997 to April 2000, Ms. Ellenberger served as President and Chief Executive Officer of Eggrock. From 1993 to July 1997, Ms. Ellenberger served in various capacities at Cambridge Technology Partners, an international management consulting and systems integration company, most recently as Southeast Regional Business Manager and Group Manager of the Innovations Group.

     E. TALBOT BRIDDELL has served as a director of the Company since April 2001. Mr. Briddell founded Phoenix Management Services (Phoenix), an operational turnaround management and strategic consulting company, in 1985 and has served as its President since then. In 1989, he launched Phoenix Capital Resources, the investment banking arm of Phoenix, to focus on investment banking services and has served as its President since that time. In 1998, he established Phoenix Governmental Services, a consulting company, to provide management assistance for municipal and governmental entities and has served as its President since that time.

     JERRY MARCUS has served as a director of the Company since April 2001. From January 1998 until May 2001, Mr. Marcus has served as Vice President of Business Development for Metromedia Fiber Network, Inc., a company which provides end-to-end fiber optical networks and Internet infrastructure solutions. Prior to Metromedia Fiber Network, Inc., from January 1995 until January 1998 he was Vice President at ICon CMT Corporation, which was acquired by Qwest Communications, a Broadband Internet-based communications company.

     HENRY NASSAU became a director of the Company in April 2001. Mr. Nassau is Managing Director, General Counsel, and Secretary of Internet Capital Group, Inc., a business-to-business e-commerce company, arriving there in May 1999. For the twelve years before joining ICG, Mr. Nassau was a partner and chairman of the business and finance department at Dechert Price & Rhoads, a law firm. Mr. Nassau is also a director of Erie Indemnity Company and ICG Asia Limited, which trades on the Hong Kong Exchange.

     RICHARD WALLMAN has served as a director of the Company since November 2000. Mr. Wallman joined AlliedSignal, the predecessor of Honeywell International, a diversified technology and manufacturing company, as Senior Vice President and Chief Financial Officer in March 1995, from International Business Machines Corporation, where he was Vice President and Controller from 1994 to 1995 and General Assistant Controller from 1993 to 1994. Mr. Wallman is a Director of two privately held companies, Core Express and Huber.

     WAYNE WEISMAN has served as a director and Chairman of the Board of the Company since April 2001. Mr. Weisman is a member of SCP Private Equity Management Company, LLC, which manages SCP and a separate fund named SCP Private Equity Partners, L.P. Mr. Weisman has also been Vice President of Churchill Investment Partners Capital, L.P., an SBIC, since its formation in 1990. He is a director of several companies, including CommerceQuest, Inc., CinemaStar Luxury Theaters, Inc., and Anystream, Inc., where he serves as Chairman of the Board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Common Stock ("Reporting Persons"), to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Based solely on its review of copies of Section 16(a) reports filed by the Reporting Persons and furnished to the Company or written representations from certain reporting persons that no Form 5 filing was required for such person, the Company believes that during 2000 and part of 2001 all filings required to be made by the Reporting Persons were timely made in accordance with the requirements of the Exchange Act other than the following:

     On July 7, 2000, ICG filed a Form 4 amendment to its Form 4 filed on May 8, 2000 reporting that it had acquired 1,600,000 shares of the Company's Common Stock on April 5, 2000. On February 14, 2001, Walter Buckley, III, then a director of the Company, filed a Form 5 reporting that ICG, of which Mr. Buckley is President, Chief Executive Officer and a director, had acquired 1,600,000 shares of the Company's Common Stock on April 5, 2000.

     On June 20, 2000 Kevin Comerford filed a Form 4 reporting that he had exercised an option and therefore acquired 54,000 shares of the Company's Common Stock on April 24, 2000. On July 27, 2000, Kevin Comerford filed a Form 4 reporting that he had sold 20,500 shares of the Company's Common Stock between June 6, 2000 and June 15, 2000. On December 14, 2000 Kevin Comerford filed a Form 4 reporting that he had sold 70,000 shares of the Company's Common Stock between November 9, 2000, and November 14, 2000.

     On July 19, 2000 Maureen Ellenberger filed an amendment to her Form 4, originally filed on April 25, 2000, reporting that 115,061 shares of the Company's Common Stock were being held for her in escrow for one year. On August 1, 2000, Maureen Ellenberger filed a Form 4 reporting that she had gifted 30,000 shares of the Company's Common Stock on April 20, 2000 and that she had transferred 30,000 shares of the Company's Common Stock to a revocable trust. On August 1, 2000, Maureen Ellenberger filed a Form 4 reporting that between June 8, 2000 and June 15, 2000 she had sold 25,000 shares of the Company's Common Stock.

     On July 7, 2000, Babak Farzami, then an executive officer of the Company, filed a Form 4 reporting that he had exercised an option and therefore acquired 600 shares of the Company's Common Stock on December 27, 1999. On July 7, 2000, Babak Farzami filed a Form 4 reporting that he had exercised an option and therefore acquired 157,293 shares of the Company's Common Stock on April 24, 2000. On July 19, 2000, Babak Farzami filed a Form 4 reporting that he had sold 35,000 shares of the Company's Common Stock between June 6, 2000 and June 14, 2000.

     On June 9, 2000 Christopher Harding, then an executive officer of the Company, filed a Form 4 reporting that he had exercised an option and therefore acquired 212,920 shares of the Company's Common Stock on April 14, 2000 and that he had sold 55,000 shares of the Company's Common Stock between May 16, 2000 and May 31, 2000.

     On August 25, 2000, Dev Ittycheria, then an executive officer of the Company, filed a Form 4 reporting that he had exercised an option and therefore acquired 1,100 shares of the Company's Common Stock on December 20, 1999. On August 25, 2000 Dev Ittycheria filed a Form 4 reporting that he had exercised an option and therefore acquired 167,003 shares of the Company's Common Stock on April 24, 2000. On August 25, 2000, Dev Ittycheria filed a Form 4 reporting that he had sold 35,500 shares of the Company's Common Stock between June 6, 2000 and June 15, 2000.

     On April 18, 2000, John Loftus, Jr. filed a Form 3 reporting his stock ownership as of March 6, 2000, the date he became an executive officer of the Company. On September 11, 2000, John Loftus, Jr. filed a Form 4 reporting that he had sold 3,000 shares of the Company's Common Stock on August 1, 2000 and that he had gifted 2,000 shares of the Company's Common Stock on August 28, 2000.

     On August 15, 2000, William Loftus filed a Form 4 reporting that he had sold 50,000 shares of the Company's Common Stock between June 2, 2000 and June 15, 2000.

     On April 18, 2000, Paul Stedman, then an executive officer of the Company, filed a Form 3 reporting his stock ownership as of March 6, 2000, the date he became an executive officer of the Company. On June 26, 2000, Paul Stedman filed a Form 4 reporting that he had exercised an option and therefore acquired 20,000 shares of the Company's Common Stock on May 9, 2000. On August 15, 2000, Paul Stedman filed a Form 4 reporting that he had exercised an option and therefore acquired 1,666 shares of the Company's Common Stock on June 21, 2000. On August 15, 2000, Paul Stedman filed a Form 4 reporting that he had exercised an option and therefore had acquired 1,667 shares of the Company's Common Stock on July 10, 2000.

     On August 18, 2000, Janet Tremlett, then an executive officer of the Company, filed a Form 4 reporting that she had exercised an option and therefore acquired 18,000 shares of the Company's Common Stock on June 9, 2000 and that she had sold 18,000 shares of the Company's Common Stock between June 9, 2000 and June 15, 2000.

                                     ITEM 11
                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information with respect to the compensation of certain of our executive officers (the "Named Executive Officers") for the years ended December 31, 1998 and December 31, 1999 and December 31, 2000, if applicable:

                                                                                      Long-Term
                                                        Annual Compensation (1)      Compensation
                                                   -----------------------------   ------------------
                                                                                      Awards (2)
                                                                                   ------------------
                                                   Gross Regular                      Securities           All Other
      Executive Officer                 Year          Salary         Gross Bonus   Underlying Options    Compensation
      -----------------                 ----       -------------     -----------   ------------------    ------------
Gordon Brooks, President & Chief        2000       $295,833.34       $55,500.00             --                 --
Executive Officer (3)                   1999       $250,125.08       $79,500.00        350,000                 --
                                        1998        $21,794.97          $125.00      4,893,596                 --

William Loftus, Senior Vice             2000       $241,666.71       $45,600.00             --
President, Operations (4)               1999       $133,333.00       $44,000.00             --            $346,678.00(5)

John Loftus, Vice President,            2000       $222,083.27       $38,325.00         87,500                  --
e-Solutions (6)                         1999       $106,971.15       $16,500.00             --                  --

Maureen Ellenberger, Senior Vice        2000       $172,695.94       $54,000.00             --                  --
President, Chief Operating Officer &
Chief People & Innovation Officer (7)

Kevin Comerford, Vice President,        2000       $223,452.61       $41,640.00         20,000                  --
Administration & Chief Financial        1999       $157,500.00       $57,365.00         80,000                  --
Officer (8)                             1998        $69,048.00          $125.00        216,000                  --



(1) In accordance with the rules of the SEC, the compensation set forth in the table above does not include (i) medical, group life or other benefits which are available to all of the Company's salaried employees, and (ii) perquisites and other personal benefits, securities or property which do not exceed the lesser of $50,000 or 10% of the total annual salary and bonuses for each of the Named Executives Officers.

(2) As of December 31, 2000 William Loftus held 431,100 shares of restricted stock at a value of $377,213, John Loftus held 126,796 shares of restricted stock at a value of $110,947 and Maureen Ellenberger held 575,831shares of restricted stock at a value of $503,852. Neither Gordon Brooks nor Kevin Comerford held shares of restricted stock as of December 31, 2000. The preceding values of such holdings are calculated based upon the fair market value of the Common Stock on December 31, 2000 ($0.875). The 431,100 shares of restricted stock held by William Loftus identified above represent that portion of an award of 713,549 shares of restricted stock acquired by William Loftus on May 14, 1999 which remained subject to the Company's repurchase right as of December 31, 2000. Those 713,549 shares vest pursuant to the following schedule: 25% vested on May 14, 2000, with the remaining 75% vesting ratably in equal monthly installments over the succeeding 36 months. The 126,796 shares of restricted stock held by John Loftus identified above represent that portion of an award of 209,867 shares of restricted stock acquired by John Loftus on May 14, 1999 which remained subject to the Company's repurchase right as of December 31, 2000. Those 209,867 shares vest pursuant to the following schedule: 25% vested on May 14, 2000, with the remaining 75% vesting ratably in equal monthly installments over the succeeding 36 months. The 575,831 shares of restricted stock held by Maureen Ellenberger identified above represent all shares of restricted stock acquired by Maureen Ellenberger on March 31, 2000 which remained subject to the Company's repurchase right as of December 31, 2000. Those 575,831 shares vest pursuant to the following schedule: 25% vested on March 31, 2001, with the remaining 75% vesting ratably in equal monthly installments over the succeeding 36 months.

(3) Mr. Brooks joined the Company as an executive officer in October 1998 and ceased serving in this capacity in late March 2001.

(4) William Loftus joined the Company as an executive officer in May 1999. In April 2001, the Board of Directors elected Mr. Loftus President, Chief Executive Officer and Treasurer.

(5) This amount represents an amount loaned to William Loftus by the Company for the payment of taxes. William Loftus had a large tax obligation in 1999 due to his election to include in income in 1999 the fair market value of shares of stock that he received in connection with the sale of WPL Laboratories, Inc. to the Company in May 1999. The loan bears interest at the rate of 8.75% per annum and is secured by William Loftus's stock in the Company. William Loftus has no personal liability for the loan beyond the stock he has pledged. All principal and accrued interest on the loan is due on the first to occur of (i) the sale by William Loftus of any of the pledged shares and (ii) the fourth anniversary of the note. See "Certain Relationships and Related Transactions-Acquisitions-WPL Laboratories, Inc."

(6) John Loftus joined the Company as an executive officer in May 1999 until August 2000. Mr. Loftus was re-elected as an executive officer (Senior Vice President, Professional Services) in April 2001.

(7) Ms. Ellenberger joined the Company as an executive officer in April 2000 and ceased serving as an officer or employee effective June 1, 2001.

(8) Mr. Comerford joined the Company as an executive officer in June 1998. Mr. Comerford was removed from the offices of Secretary and Treasurer in April 2001.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning grants of stock options during the year ended December 31, 2000 to each of the Named Executive Officers. The Company granted no stock appreciation rights during the year ended December 31, 2000.


                                                      Individual Grants
                      ---------------------------------------------------------------------------- Potential Realizable Value
                       Number of               Percent of                                           at Assumed Annual Rates of
                      Securities              Total Options                                        Stock Price Appreciation for
                      Underlying                Granted to                                               OPTION TERM (1)
                       Options                 Employees in    Exercise or Base                          ---------------
Executive Officer      Granted    Grant Date    Fiscal Year   Price Per Share (2)  Expiration Date        5%           10%
-----------------     ----------  ----------  -------------   -------------------  --------------- -------------  -------------
Gordon Brooks                -          -             -                  -                 -               -             -

William Loftus               -          -             -                  -                 -               -             -

John Loftus           70,000 (3)    4/14/00        0.97%            $17.50             4/14/10        $770,700    $1,915,900
                      17,500 (4)   10/12/00        0.24%             $2.81            10/12/10        $ 30,975    $   78,400

Maureen Ellenberger          -          -             -                  -                 -               -             -

Kevin Comerford       20,000 (5)   10/12/00        0.28%             $2.81            10/12/10        $ 35,400    $   89,583


(1) As required by the rules of the SEC, amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on the prescribed assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised. No gain to the optionees is possible without an appreciation in stock price, which will benefit all stockholders commensurately.

(2) Equal to the per share fair market value of the underlying shares of Common Stock on the date of grant.

(3) 25% of these options will vest on the anniversary of the date of grant with the remaining shares vesting yearly in equal increments over a three year period.

(4) 25% of these options will vest on the anniversary of the date of grant with the remaining shares vesting monthly in equal increments over a three year period.

(5) This option vests 25% on the anniversary of the date of grant and vests monthly thereafter over a three year period.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

     The following table sets forth certain information concerning options exercised during 2000 and the number and value of unexercised stock options held by each of the Named Executive Officers as of December 31, 2000.

                                                       Number of Securities Underlying    Value of Unexercised
   Executive          Shares Acquired     Value            Unexercised Options at         In-The-Money Options
    Officer             on Exercise     Realized (2)          Fiscal Year End             at Fiscal Year End (1)
   ---------          ---------------   ------------   -------------------------------  -------------------------
                                                          Exercisable/Unexercisable     Exercisable/Unexercisable
                                                       -------------------------------  -------------------------
Gordon Brooks             15,000        $  576,407             4,853,158/262,500                    $0/$0
William Loftus                -                 -                      -/-                           -/-
John Loftus                   -                 -                  8,543/112,769                    $0/$0
Maureen Ellenberger           -                 -                      -/-                           -/-
Kevin Comerford           90,000        $1,566,154.80             43,000/183,000                    $0/$0

(1) Based on the aggregate fair market value of the underlying shares of Common Stock on December 31, 2000 ($0.875), less the aggregate option exercise price.

(2) Represents the difference between the aggregate fair market value of the underlying shares of Common Stock on the date of exercise and the aggregate exercise price.

DIRECTOR COMPENSATION

     We reimburse our directors for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and any meetings of its committees. We may, in our discretion, grant stock options and other equity awards to our non-employee directors from time to time under our stock incentive plans. We have not granted any options under our 1999 Stock Option Plan in this reporting period to any of our directors.

EMPLOYMENT AND OTHER AGREEMENTS

     In March 2001, the Company entered into an Employment Agreement with William Loftus, under which the Company agreed to employ William Loftus as the Company's President and Chief Executive Officer. The agreement is for a three-year term and is automatically extended on a year-by-year basis thereafter, unless either party provides not less than three months notice of termination prior to any such renewal. The agreement provides that William Loftus will receive an annual base salary of $285,000, a maximum annual bonus of up to 60% of the annual base salary and the grant of options to purchase 3,500,000 shares of the Company's common stock at a per share exercise price equal to $0.70, which options vest (i) one-ninth on March 31, 2001, (ii) one-ninth on September 27, 2001, (iii) one-ninth on March 31, 2002 and (iv) the balance in equal monthly installments over a period of three years beginning on March 31, 2002. If William Loftus is terminated by the Company other than for cause, these options will continue to be exercisable, but shall not continue to vest, as if his employment had not been terminated. While employed by the Company under the agreement and for a period of nine months thereafter, William Loftus has agreed not to compete against the Company; provided, that, if the Company terminates William Loftus' employment without cause, the applicable succeeding noncompetition period will be six months. If the Company terminates William Loftus' employment without cause or if William Loftus terminates his employment for good reason, William Loftus will continue to receive his base salary and benefits for the following nine months. Upon a change in control of the Company under which the Company's common stockholders receive cash or property having a value equal to at least $2.10 per share (as adjusted for stock dividends, stock splits and similar events), all unvested options to purchase the Company's common stock will immediately vest in full.

     In March 2001, the Company entered into an Employment Separation Agreement with Gordon Brooks, the Company's former President and Chief Executive Officer. Under the agreement, Mr. Brooks will continue to be employed by the Company on a limited basis through April 6, 2001 and will continue to receive his base salary of $25,000 per month through that date. Mr. Brooks will also continue to receive his existing benefits through that date, at a cost to the Company not to exceed an aggregate of $10,000. Under the agreement Mr. Brooks agreed to waive the severance to which he would otherwise be entitled under the terms of his existing employment agreement. The Company agreed to retire an outstanding unsecured loan in the original principal amount of $1,000,000, plus accrued interest, made by the Company to Mr. Brooks. The loan had been authorized by the Company's Board of Directors in December 1999 and had an interest rate of 6.21% per annum. Mr. Brooks also agreed to forfeit all of his outstanding options to purchase common stock of the Company, except for the options to purchase 300,000 shares which were already fully vested. If the Company terminates Mr. Brooks' employment prior to April 6, 2002, those 300,000 options will nonetheless be exercisable until April 6, 2002.

     In May 1998, the Company entered into an employment agreement with Kevin Comerford, the Company's Vice President, Administration, Chief Financial Officer, Treasurer and Secretary. Mr. Comerford receives a monthly salary of $15,000 and is eligible to receive a bonus of up to 30% of his annual base salary.

     In April 2001, The Company entered into a Transitional Services Agreement with Maureen Ellenberger, the Company's Senior Vice President, Chief Operations Officer and Chief People and Innovation Officer. Under the agreement, the parties agreed that Ms. Ellenberger's responsibilities as an officer and employee of the Company will be limited to certain transitional services generally relating to consolidating the Company's business and operations. Provided that Ms. Ellenberger remains employed by the Company through June 1, 2001 and certain targets with respect to Ms. Ellenberger's transitional services during the interim period are satisfied, any termination of her employment either by Ms. Ellenberger or the Company thereafter will be deemed to be a termination by the Company for cause for purposes of Ms. Ellenberger's existing employment and restricted stock arrangements with the Company. Under the terms of Ms. Ellenberger's existing employment agreement with the Company, she receives a base salary of $15,000 per month and she is eligible to receive an annual bonus of up to 25% of her annual salary. Also under the terms of that agreement, if Ms Ellenberger's employment is terminated by the Company without cause, by Ms. Ellenberger for good reason, or by Ms. Ellenberger upon a change in control of the Company or a sale of substantially all of the Company's assets, Ms. Ellenberger will continue to be paid her salary for six months and she will be paid any bonus for which she is eligible at such time. Upon a change of control of the Company or if Ms. Ellenberger's employment is terminated by the Company without cause, all unvested shares of restricted stock held by Ms. Ellenberger will immediately vest in full.

     In May 1999, the Company entered into an employment agreement with John Loftus, Jr., the Company's, Vice President, e-Solutions. John Loftus receives a base salary of $16,667 per month and is eligible to receive a bonus of up to 25% of his annual base salary.

                                    ITEM 12
        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of May 31, 2001, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the directors of the Company, (iii) each of The Named Executive Officers and (iv) all executive officers and directors of the Company, as a group.

                                                                  Amount And Nature Of
                                                                Beneficial Ownership (1)
                                           ------------------------------------------------------------
                                                          Number of
                                           Number Of      Shares of
                                           Shares of      Series A                   Percent of Series
                                            Common       Preferred     Percent of       A Preferred
Name Of Beneficial Owner(2)                 Stock        Stock (3)    Common Stock          Stock
------------------------------             ---------      ---------   ------------   -----------------
5% STOCKHOLDERS:
Gordon Brooks (4)                           5,206,445          -           9.3%              -
ICG Holdings, Inc. (5)                     47,093,429      142,858        56.6%             40%
Internet Capital Group, Inc. (6)           47,093,429      142,858        56.6%             40%
Invest Inc. (7)                             8,571,428          -          15.5%              -
Henry Nassau (8)                           47,093,429      142,858        56.6%             40%
SCP Private Equity Partners II, L.P.       56,491,660      214,286        52.5%             60%
(9)
Frank Selldorff (10)                        4,139,400          -           8.0%              -
Wayne Weisman (11)                         56,491,660      214,286        52.5%             60%
OTHER DIRECTORS AND EXECUTIVE OFFICERS:
E. Talbot Briddell                                -            -             -               -
Kevin Comerford (12)                           89,001          -             *               -
Maureen Ellenberger (13)                    1,011,039          -           2.0%              -
John Loftus (14)                              521,552          -           1.1%              -
William Loftus (15)                         1,854,232          -           3.7%              -
Jerry Marcus                                      -            -             -               -
Richard Wallman                                   -            -             -               -
All executive officers and directors      105,960,873      357,144        75.8%            100%
as a group (16)

* Less than 1.0%.

(1) The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, to the knowledge of the Company based upon information provided by such persons, each person listed above has sole voting and investment power with respect to the shares listed. For purposes of this table, each person is deemed to beneficially own any shares subject to stock options, warrants or other securities convertible into Common Stock, held by such person which are currently exercisable (or convertible) within 60 days after May 31, 2001. As of May 31, 2001, the Company had 51,237,706 shares of Common Stock outstanding.

(2) Unless otherwise specified, the address of each beneficial owner is c/o Breakaway Solutions, Inc., 1000 River Road, Suite 400, Conshohocken, Pennsylvania 19428.

(3) Each outstanding share of Series A Preferred is presently convertible at any time, by the holder thereof, into 100 shares of Common Stock. All shares of Series A Preferred described below are also included, on an as converted basis, as shares of Common Stock beneficially owned by the holder thereof, pursuant to the rules of the SEC (See footnote below).

(4) Includes 25,538 shares held in a trust of which Mr. Brooks is the sole beneficiary and 87,400 shares transferred to a limited liability company of which Mr. Brooks is the sole manager. In addition, this number includes 5,093,507 shares subject to outstanding stock options, that are exercisable within the 60-day period following May 31, 2001. Mr. Brooks ceased serving as an executive officer in March 2001.

(5) Includes 17,726,138 shares issuable upon the exercise of warrants. In addition, includes 14,285,800 shares issuable upon the conversion of 142,858 shares of Series A Preferred Stock. The Company believes Internet Capital Group and ICG Holdings share voting and investment power over these securities. The exercise and conversion, as the case may be, of these securities may result in a change of control of the Company. The address of ICG Holdings is Pencador Corporate Center, 100 Lake Drive, Suite 4, Newark, Delaware 19702.

(6) Consists of 47,093,429 shares owned by ICG Holdings, Inc., a wholly owned subsidiary of Internet Capital Group, Inc. The Company believes Internet Capital Group and ICG Holdings share voting and investment power over these securities. The address of Internet Capital Group is 435 Devon Park Drive, Building 600, Wayne, Pennsylvania 19087.

(7) Includes 4,285,714 shares issuable upon the exercise of a warrant. The sole director and sole stockholder of Invest Inc. is a former director of the Company. The address of Invest Inc. is c/o Capital Investment Corporation, Inc., 350 Park Avenue, 19th Floor, New York, New York 10022.

(8) Consists of an aggregate of 47,093,429 shares beneficially owned by ICG Holdings, Inc. Mr. Nassau is a Director, Vice President and Secretary of ICG Holdings. Mr. Nassau disclaims beneficial ownership of all shares held by ICG Holdings.

(9) Includes an aggregate of 35,063,060 shares issuable upon the exercise of warrants. In addition, includes 21,428,600 shares issuable upon the conversion of 214,286 shares of Series A Preferred Stock. The Company believes SCP Private Equity Partners II, L.P. shares voting call investment power over these securities with SCP Private Equity II, LLC. The exercise and conversion, as the case may be, of these securities may result in a change of control of the Company. The address of SCP Private Equity Partners II, L.P. is 435 Devon Park Drive, Building 300, Wayne, Pennsylvania 19087.

(10) The address of Mr. Selldorff is c/o Livesky Solutions, Inc., One Faneuil Hall Marketplace, Boston, Massachusetts 02109.

(11) Consists of an aggregate of 56,491,660 shares beneficially owned by SCP Private Equity Partners II, L.P. Mr. Weisman is a member of SCP Private Equity Management Company, LLC, which manages SCP and a separate fund named SCP Private Equity Partners, L.P. Mr. Weisman disclaims beneficial ownership of all shares held by SCP.

(12) Includes 89,000 shares subject to outstanding options that are exercisable within the 60-day period following May 31, 2001. Mr. Comerford will cease serving as an executive officer upon the filing of this Annual Report.

(13) Includes 30,000 shares held in a revocable trust of which Ms. Ellenberger is the sole beneficiary. Ms. Ellenberger ceased serving as an executive officer on June 1, 2001.

(14) Includes 34,405 shares subject to outstanding options that are exercisable within the 60-day period following May 31, 2001. John Loftus is the brother of William Loftus who is also included in this table.

(15) Includes an aggregate of 1,000 shares held by William Loftus's children. William Loftus disclaims beneficial ownership of such shares. William Loftus is the brother of John Loftus who is also included in this table.

(16) Includes an aggregate of 34,405 shares issuable upon the exercise of stock options held by such executive officers and directors. Also includes an aggregate of 32,011,938 shares issuable upon the exercise of warrants and the conversion of preferred stock beneficially owned by ICG Holdings, all of which are attributable to one director of the Company. Also includes an aggregate of 56,491,660 shares issuable upon the exercise of warrants and conversion of preferred stock beneficially owned by SCP, all of which are attributable to another director of the Company. Excludes shares beneficially owned by three former executive officers named above.

                                     ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


LOAN AGREEMENTS

     On January 19, 2001, the Company entered into a loan agreement with ICG Holdings, Inc. ("ICG Holdings") under which it borrowed $5.0 million from ICG Holdings at an interest rate of 12% per annum. Principal and interest under the loan were due and payable in full on March 12, 2001 and were fully secured by substantially all of the Company's assets. In connection with the loan agreement, the Company issued to ICG Holdings warrants to purchase up to 9,737,447 shares of Common Stock at a per share exercise price of $0.6875, subject to adjustment in certain events. The warrants are exercisable at any time through January 11, 2006 and may be exercised by means of a "net exercise" feature under which the Company does not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by the Company in lieu of payment of the exercise price. The Company entered into a registration rights agreement with ICG Holdings on January 19, 2001 with respect to the shares of Common Stock issuable upon exercise of these warrants. On February 8, 2001, the Company and ICG Holdings amended the loan agreement to increase to $7.4 million the maximum amount which the Company could borrow thereunder. On February 16, 2001, the Company and ICG Holdings amended the loan agreement primarily to (i) increase to $10.0 million the maximum amount which the Company could borrow thereunder, (ii) extend to April 9, 2001 the due date for payment in full of outstanding interest and principal under the loan agreement and (iii) facilitate the Company entering into a similar loan agreement with SCP Private Equity Partners II, L.P. ("SCP").

     Mr. Walter W. Buckley, III is President, Chief Executive Officer and a Director of Internet Capital Group, Inc. and served as a Director of the Company from January 1999 to March 2001. Mr. Nassau, who began serving as a Director of the Company in April 2001, is Managing Director, General Counsel and Secretary of Internet Capital Group, Inc., the sole stockholder of ICG Holdings. Wayne Weisman is a member of SCP Private Equity Management Company, LLC, which manages SCP and a separate fund named SCP Private Equity Partners, L.P. Mr. Weisman began serving as the Company's Chairman of the Board in April 2001.

     Also on February 16, 2001, the Company entered into a loan agreement with SCP under substantially the same terms as its loan agreement with ICG Holdings. Under the terms of the Company's loan agreement with SCP, the Company could borrow up to $10.0 million at an interest rate of 12% per annum (or 18% after an event of default). Principal and interest under the loan agreement with SCP were fully secured by substantially all of the Company's assets and were due and payable in full on April 9, 2001. In connection with the Company entering into the loan agreement with SCP, ICG Holdings surrendered to the Company warrants to purchase up to 6,491,631 shares of Common Stock from the warrants the Company issued to ICG Holdings on January 19, 2001. The Company immediately reissued the surrendered warrants to SCP. SCP became a party to the registration rights agreement entered into between the Company and ICG Holdings on January 19, 2001 with respect to the shares issuable upon exercise of the surrendered warrants.

     The Company borrowed an aggregate of $16.9 million under its loan agreements with ICG Holdings and SCP.

PREFERRED STOCK PURCHASE AGREEMENT

     On April 6, 2001, the Company closed the transactions contemplated by a Series A Preferred Stock Purchase Agreement it entered into with SCP and ICG Holdings on February 16, 2001 (the "Purchase Agreement"). At the closing, the Company issued to SCP 214,286 shares of its Series A Preferred Stock and warrants to purchase 28,571,429 shares of its Common Stock and to ICG Holdings 142,858 shares of its Series A Preferred Stock and warrants to purchase 14,285,720 shares of its Common Stock. The per share purchase price of the shares of Series A Preferred Stock issued pursuant to the Purchase Agreement was $70.00. The Company received from SCP and ICG Holdings aggregate consideration of $25 million, consisting of $8,141,667 in cash and $16,858,333 in cancellation of all outstanding balances of principal and interest under the Company's loan agreements with SCP and ICG Holdings. The issuance of these securities pursuant to the Purchase Agreement and certain related matters were approved by the Company's stockholders at a special meeting held on April 2, 2001.

     Also pursuant to the Purchase Agreement, at the closing of the Purchase Agreement the Company entered into an Investor Rights Agreement with SCP and ICG Holdings (the "Rights Agreement") under which it granted to SCP and ICG Holdings certain registration rights with respect to the shares of Common Stock issuable by the Company upon conversion of the Series A Preferred Stock and upon exercise of the warrants issued at the closing for resale by SCP and ICG Holdings.

     The Rights Agreement also provides that for so long as SCP holds at least 50% of the shares of Series A Preferred originally issued to SCP under the Purchase Agreement, the Company shall use its best efforts to (i) maintain a board of directors consisting of seven members, two of which shall be selected by SCP and one of which shall be selected by both SCP and ICG Holdings and (ii) reserve one seat on each committee of the board of directors for one of the directors selected by SCP, to the extent consistent with applicable director independence requirements.

     The rights, preferences and powers of the Series A Preferred Stock include the following:

     VOTING RIGHTS. In general, shares of the Series A Preferred Stock vote on an as-converted basis with the shares of Common Stock as the same class. In addition, the vote of the holders of at least a majority of the outstanding shares of Series A Preferred Stock required for the Company to effect certain transactions, including, without limitation, (i) issuing stock with rights, preferences or privileges senior to or on a parity with the Series A Preferred Stock or otherwise amending the Company's corporate charter or the Company's by-laws or recapitalizing or reclassifying the Company's securities so as to adversely affect or diminish the rights, preferences or privileges of the Series A Preferred Stock, (ii) increasing the shares of capital stock authorized for issuance by the Company, (iii) entering into a reorganization, merger or consolidation of the Company involving a change in control of the Company or a sale of substantially all of the assets of the Company, (iv) liquidating, dissolving or winding-up the Company, (v) effecting certain redemptions and repurchases of the Company's capital stock and (vi) effecting certain dividend payments on any shares of the Company's capital stock.

     LIQUIDATION PREFERENCE. Upon a voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock will be entitled to be paid out of the Company's assets available for distribution prior to any distribution to the holders of Common Stock an amount equal to $70.00 per share (as adjusted for stock splits, stock dividends and similar events), plus accrued but unpaid dividends on the Series A Preferred. After payment of these preferential amounts, the remaining assets available for distribution will be distributed ratably to the holders of the Series A Preferred, on an as-converted basis, and the holders of the Common Stock. A merger, consolidation, change of control or sale of all or substantially all of the Company's assets will be deemed to be a liquidation of the Company.

     CONVERSION. The holders of the Series A Preferred Stock have the right, at any time and at their option to convert the Series A Preferred Stock into a number of shares of Common Stock determined by dividing $70.00 by the conversion price of $0.70 per share (the "Conversion Price"). In addition, each share of Series A Preferred Stock will automatically convert, in accordance with the same formula, upon (i) the written consent of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock, (ii) the closing of a firmly underwritten public offering by the Company pursuant to an effective registration statement under the Securities Act of 1933, as amended, the gross cash proceeds of which are at least $60,000,000 (a "Qualified Public Offering") or (iii) a consolidation or merger of the Company involving a change in control of the Company or sale of all or substantially all of the Company's assets for a minimum consideration payable for each share of Common Stock (on a fully diluted basis) equal to three times the Conversion Price then in effect payable in cash or liquid securities (a "Qualified Sale"). The Conversion Price is subject to adjustment in certain events.

     DIVIDENDS. The shares of Series A Preferred Stock will be entitled to receive dividends out of funds legally available therefore at the rate of 8.0% per annum. Such dividends will be payable, when and if declared, at the option of the Company either in cash or in additional shares of Series A Preferred Stock valued based upon the original $70.00 per share issue price therefore. Dividends will be cumulative and accrue quarterly. In the event of a Qualified

Public Offering or a Qualified Public Sale within three years after the closing of the Purchase Agreement, all issued and outstanding shares of Series A Preferred Stock issued as dividends will be canceled.

     REDEMPTION. At any time after January 20, 2006, each holder of Series A Preferred Stock will be entitled to have the Company redeem all, but not less than all, of such holder's shares of Series A Preferred Stock for a per share price equal to $70.00 (as adjusted for stock splits, stock dividends and similar events), plus all accrued but unpaid dividends. If the Company, among other things, will be prohibited from incurring any additional indebtedness without the consent of a majority of the then outstanding shares of Series A Preferred Stock and dividends will continue to accrue on the shares of Series A Preferred Stock required to be redeemed.

     The warrants issued by the Company to SCP and ICG Holdings at the closing of the Purchase Agreement are exercisable at any time during the ten years after the date they were issued at a per share exercise price of $0.70. The number of shares issuable upon exercise and the per share exercise price of the warrants is subject to adjustment in certain events. In addition, the warrants may be exercised by means of a "net exercise" feature under which the Company does not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by the Company in lieu of payment of the exercise price.

PHOENIX MANAGEMENT SERVICES, INC. AGREEMENT

     On April 20, 2001 the Company's Board of Directors authorized the grant of a five-year warrant to Phoenix Management, an advisor to the Company, to purchase 1-1/4% of the Company's issued and outstanding shares at a per share price of $0.70. The warrant will have a five year term and vest in eighteen equal monthly installments as long as Phoenix Management continues to provide services for the Company. The parties have not yet executed a Warrant instrument to reflect the issuance. Mr. Briddell is President and Founder of Phoenix Management Services and was elected a Director of the Company in April 2001.

WPL LABORATORIES PAYMENTS

     On May 17, 1999, the Company entered into an Agreement and Plan of Reorganization with WPL Laboratories, Inc. Under the terms of the agreement with WPL stockholders, our purchase price consisted of cash in the aggregate amount of $4,999,860 and 1,364,140 shares of our Common Stock, of which $3,399,905 in cash and 1,159,520 shares were issued to William Loftus and $999,972 in cash and 272,828 shares were issued to John Loftus, Jr. One-half of the aggregate cash consideration was paid at the closing of the acquisition. Twenty-five percent of the cash consideration was paid pro rata on May, 17, 2000 and the remaining 75% will be paid pro rata to him in equal monthly installments over the ensuing 36 months for as long as the respective recipient does not voluntarily terminate his employment with Breakaway and is not terminated by Breakaway for cause.

     The Company has paid all payments due up until December 31, 2000. The Company has made no payments to William Loftus or John Loftus in 2001.

EGGROCK PARTNERS, INC.

     On January 26, 2000, the Company entered into an Agreement and Plan of Merger with Eggrock and Benedict Acquisition Corp., a wholly owned subsidiary of the Company pursuant to which on March 31, 2000, Benedict Acquisition Corp. merged with and into Eggrock with Eggrock surviving as the Company's wholly owned subsidiary. As consideration for the acquisition, the Company issued approximately 6,176,331 shares of Common Stock to the former Eggrock stockholders and assumed options to purchase an aggregate of approximately 1,095,669 shares of Common Stock.

     Immediately after the closing, Maureen Ellenberger, the President of Eggrock, was appointed the Company's Vice President, Chief People and Innovation Officer. Of the approximately 6,176,332 shares of Common Stock issued in the acquisition of Eggrock, Ms. Ellenberger received 1,151,662 shares. Half of Ms. Ellenberger's shares are subject to the terms of a Restricted Stock Agreement, granting the Company a repurchase right for the shares in the event Ms. Ellenberger's employment at the Company is terminated voluntarily by Ms. Ellenberger without good reason or for cause by the Company. The Company's right to repurchase expires as to

25% of the shares subject to the agreement one year after the closing of the acquisition of Eggrock and as to the remaining 75% of the shares ratably over the ensuing 36 months. The Company's repurchase rights under these agreements terminate upon a change of control of the Company or if Ms. Ellenberger is terminated by the Company for reasons other than for cause.

INTERNET CAPITAL GROUP, INC.

     We provide services to Internet Capital Group and some of its affiliated entities. In 2000, our total revenues derived from engagements with Internet Capital Group and its affiliates were approximately $35.66 million.

INVEST INC.

     In December 2000, the Company entered into and funded an agreement to sell shares of its common stock and issue warrants to purchase its common stock to Invest, a Delaware corporation. The agreement was subsequently revised to resolve matters which arose subsequent to entering into the agreement and prior to December 31, 2000. On February 6, 2001, Invest consummated the revised investment in the Company under which it received an aggregate of 4,285,714 shares of common stock at a per share purchase price of $0.70 and warrants to purchase up to 4,285,714 shares of common stock at a per share exercise price of $0.70. Total consideration received by the Company was $3.0 million in cash. A former director of the Company is the sole director and sole stockholder of Invest. This settlement resulted in a charge of approximately $9.2 million, which has been recorded in the consolidated statement of operations for the year ended December 31, 2000.

BREAKAWAY ASIA PACIFIC

     In October 2000, the Company, along with ICG AsiaWorks, an entity partially owned by ICG, Hutchinson Whampoa and Li Ka-shing Foundation, established Breakaway Asia Pacific. This new entity is expected to provide services similar to those provided by the Company in the Asia Pacific market, other than Japan. In exchange for use of the Company's intellectual property, the Company received a 19.9% ownership interest in Breakaway Asia Pacific. The Company accounts for this investment using the equity method of accounting. In June 2001, the Company sold its equity interest in Breakaway Solutions Asia Pacific Limited (the "Joint Venture") to the other shareholder, ICG Asia Limited (formerly, ICG AsiaWorks Limited) for $500,000. The transaction is expected to close in July 2001 upon obtaining regulatory approval and satisfaction of certain other closing conditions. As part of the parties' ongoing relationship, the Company may be obligated until April 2002 to provide services for certain projects relating to the Joint Venture at a 15% discount from standard fees. In addition, the Company may be required to refund certain fees paid it as a retainer upon the occurrence of certain events.


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

(a) (2) FINANCIAL STATEMENT SCHEDULES

     The information required relating to the Company's Valuation and Qualifying Accounts is included in the notes to the consolidated financial statements.

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

(b) REPORTS ON FORM 8-K

     On November 13, 2000, Breakaway filed a Current Report on Form 8-K dated October 4, 2000 reporting under Item 5 (i) a press release dated October 4, 2000 announcing, among other things, Breakaway's preliminary third quarter financial results and a 9% reduction in staff, (ii) a press release dated October 26, 2000 announcing Breakaway's third quarter 2000 financial results and (iii) Breakaway's October 24, 2000 acquisition of a 19.9% interest in Breakaway Solutions Asia Pacific Limited and related matters.

     On December 29, 2000, Breakaway filed a Current Report on Form 8-K dated December 28, 2000 reporting under Item 5 a press release dated December 28, 2000 announcing, among other things, Breakaway's preliminary fourth quarter 2000 financial results.

     On January 22, 2001 Breakaway filed a Current Report on Form 8-K dated January 19, 2001. Breakaway amended that Current Report on Form 8-K on January 29, 2001. As amended, the Current Report on Form 8-K reports under Item 5 that on January 19, 2001, Breakaway entered into definitive agreements with respect to a secured financing with ICG Holdings, Inc. and related matters.

     On March 2, 2001, Breakaway filed a Current Report on Form 8-K dated February 6, 2001 reporting under Item 5 that (i) on February 16, 2001 Breakaway entered into several financing arrangements with ICG Holdings, Inc. and SCP, including (a) an amendment to Breakaway's outstanding loan agreement with ICG Holdings, (b) a separate loan agreement with SCP and (c) a stock purchase agreement with both ICG Holdings and SCP Private Equity Partners and (ii) on February 6, 2001 Invest Inc. consummated an investment in Breakaway under which it received common stock and warrants to purchase common stock of Breakaway.

     On June 27, 2001, Breakaway filed a Current Report on Form 8-K dated June 21, 2001 reporting under Item 5 a press release dated June 21, 2001 announcing that Breakaway's Common Stock has been delisted from the Nasdaq National Market.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Conshohocken, Commonwealth of Pennsylvania, on July 3, 2001.

                                       BREAKAWAY SOLUTIONS, INC.



                                       By:/s/ William Loftus
                                          -------------------------------------
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

   SIGNATURE                              TITLE                                 DATE
   ---------                              -----                                 ----
/S/ WILLIAM LOFTUS             President and Chief Executive Officer         July 3, 2001
------------------             (Principal Executive Officer)
William Loftus                 and Director


/S/ KEVIN COMERFORD            Vice President, Administration and            July 3, 2001
-------------------            Chief Financial Officer (Principal
Kevin Comerford                Financial Officer and Principal
                               Accounting Officer)


/S/ WAYNE WEISMAN              Chairman of the Board of Directors            July 3, 2001
-----------------
Wayne Weisman


/S/ E.  TALBOT BRIDDELL        Director                                      July 3, 2001
-----------------------
E.  Talbot Briddell


/S/ JERRY MARCUS               Director                                      July 3, 2001
----------------
Jerry Marcus


/S/ HENRY NASSAU               Director                                      July 3, 2001
----------------
Henry Nassau


/S/ RICHARD WALLMAN            Director                                      July 3, 2001
-------------------
Richard Wallman

                                       S-I
              INDEX TO EXHIBITS [SEE ADDITIONAL EXHIBITS ATTACHED.]

EXHIBIT NO.                              DESCRIPTION
2.1 (2)             Agreement and Plan of Merger, dated as of January 26, 2000, by and among the Registrant, Benedict Acquisition Corp. and
                    Eggrock Partners, Inc.

3.1(1) Third Amended and Restated Certificate of Incorporation of the Registrant.

3.2                 Certificate of Designation of Series A Preferred Stock of
                    Breakaway Solutions, Inc., dated April 6, 2001.

3.3 (1)             Amended and Restated Bylaws of the Registrant.

4.1 (1) Specimen certificate for shares of the Registrant's common stock.

10.1 (1)*           1998 Stock Incentive Plan.

10.2 (1)*           1999 Stock Incentive Plan, as amended.

10.3 (3)*           Promissory Note in favor of the Registrant, made by Gordon
                    Brooks payable to the Registrant, dated June 23, 1999.

10.4 (1) Employment Agreement, dated November 13, 1998, by and between the Registrant and Gordon Brooks.

10.5 (3)*           Employment letter, dated January 26, 2000, by and between
                    the Registrant and Maureen Ellenberger.

10.6 (1)*           Employment Agreement, dated May 29, 1998, by and between the
                    Registrant and Kevin Comerford.

10.7 (2) Form of Escrow Agreement to be entered into at closing of the Merger, by and among the Registrant, Eggrock, Maureen
                    Ellenberger, as Indemnification Representative, and State
                    Street Bank and Trust Company, as Escrow Agent.

10.8 (1)*           Employment Agreement, dated May 14, 1999, by and between the
                    Registrant and William Loftus.

10.9 (1)*           Option Agreement, by and between the Registrant and Kevin
                    Comerford, effective July 1, 1998.

10.10 (1)*          Option Agreement, by and between the Registrant and
                    Christopher Greendale, effective July 1, 1998.

10.11 (1)*          Option Agreement, by and between the Registrant and Kevin
                    Comerford, effective October 1, 1998.

10.12 (1)*          Option Agreement, by and between the Registrant and Gordon
                    Brooks, effective December 23, 1998.

10.13 (1)*          Option Agreement, by and between the Registrant and Gordon
                    Brooks, effective December 23, 1998.

10.14 (1)*          Option Agreement, by and between the Registrant and Gordon
                    Brooks, effective December 23, 1998.

10.15 (1)*          Option Agreement, by and between the Registrant and Gordon
                    Brooks, effective December 23, 1998.

10.16 (1)*          Option Agreement, by and between the Registrant and Gordon
                    Brooks, effective December 23, 1998.

10.17 (1)*          Option Agreement, by and between the Registrant and
                    Christopher Greendale, effective February 18, 1999.

EXHIBIT NO.                              DESCRIPTION
10.18 (3)*          Promissory Note in favor of the Registrant, made by William
                    Loftus payable to the Registrant, dated June 23, 1999.

10.19 (3)*          Restricted Stock Agreement, dated January 26, 2000, by and between the Registrant and Maureen Ellenberger.

10.20 (1)           Lease Agreement dated as of July 22, 1998, by and between
                    the Registrant and Equity Office Properties Trust.

10.21 (3)*          Option Agreement, by and between the Registrant and Gordon
                    Brooks, effective December 1999.

10.22 (1)           Warrant to purchase the Registrant's common stock, dated May
                    13, 1999, issued by the Registrant to Internet Capital
                    Group.

10.23 (1)*          Stock Pledge Agreement, dated as of May 14, 1999, by and
                    between the Registrant and William Loftus.

10.24 (1)*          Stock Restriction Agreement, dated as of May 14, 1999, by
                    and between the Registrant and William Loftus.

10.25 (1)*          Amended and Restated Investors' Rights Agreement, dated as of July 2, 1999, by and between the Registrant and the
                    investors named therein.

10.26 (3)           Promissory Note in favor of the Registrant made by Gordon
                    Brooks payable to the Registrant, dated February 6, 2000.

10.27 (1)           Master Lease Agreement, dated as of September 29, 1999, by and between the Registrant and Silicon Valley Bank.

10.28 (1)*          Warrant to purchase the Registrant's common stock, dated
                    September 29, 1999, issued by the Registrant to Silicon
                    Valley Bank.

10.29 (2)           Registration Rights Agreement, dated as of March 31, 2000, by and among the Company and the stockholders of Eggrock
                    named therein.

10.30 (2)*          Promissory Note in favor of the Registrant, made by John
                    Loftus payable to the Registrant, dated June 23, 1999.

10.31 (2)*          Offer letter to John Loftus from the Registrant, dated May
                    14, 1999.

10.32 (2)*          Stock Restriction Agreement, dated as of May 14, 1999, by
                    and between the Registrant and John Loftus.

10.33 (4)*          Eggrock Partners, Inc. 1999 Stock Option and Grant Plan.

10.34 (5)           Technology Assignment and License Back Agreement between the
                    Registrant and Satori, Inc. dated September 29, 2000.

10.35 (5)           Shareholders Agreement among the Registrant, ICG AsiaWorks
                    Limited, and Breakaway Solutions Asia Pacific Limited dated
                    October 24, 2000.

10.36 (5)           License Agreement between the Registrant and Breakaway
                    Solutions Asia Pacific Limited, dated October 24, 2000.

10.37               Securities Purchase Agreement, dated as of December 11,
                    2000, by and among the Registrant and Invest, Inc.

10.38 Secured Promissory Note in favor of the Registrant, made by Invest, Inc. payable to the Registrant, dated December 11,
                    2000.

10.39               Registration Rights Agreement, dated as of December 11,
                    2000, by and among the Registrant and Invest, Inc.

10.40 Settlement Agreement and Mutual Release of Claims, dated as of February 6, 2001, by and between the Registrant and Invest, Inc.

EXHIBIT NO.                              DESCRIPTION
10.41               Warrant to purchase the Registrant's common stock, dated as of February 6, 2001, issued by the Registrant to Invest,
                    Inc.

10.42 (6)           Loan and Security Agreement dated as of January 19, 2001 by and between ICG Holdings, Inc. and the Registrant.

10.43 (6)           Registration Rights Agreement dated as of January 19, 2001 by and between the Registrant and ICG Holdings, Inc.

10.44 (7)           Series A Preferred Stock Purchase Agreement, dated as of
                    February 16, 2001, by and among the Registrant, SCP Private
                    Equity Partners II, L.P. and ICG Holdings, Inc.

10.45 (7)           Letter Agreement, dated as of February 16, 2001, by and
                    among the Registrant, ICG Holdings, Inc. and SCP Private
                    Equity Partners II, L.P.

10.46 (7)           Amendment to Loan and Security Agreement, dated February 16,
                    2001, by and between the Registrant and ICG Holdings, Inc.

10.47 (7)           Second Amendment to Loan and Security Agreement, dated
                    February 16, 2001, by and among the Registrant, ICG
                    Holdings, Inc. and SCP Private Equity Partners II, L.P.

10.48 (7)           Amendment to Registration Rights Agreement, dated as of
                    February 16, 2001, by and among the Registrant, ICG
                    Holdings, Inc. and SCP Private Equity Partners II, L.P.

10.49 (7)           Loan and Security Agreement, dated February 16, 2001, by and between the Registrant, as borrower, and SCP Private Equity
                    Partners II, L.P., as lender and agent thereunder.

10.50 (7)           Common Stock Purchase Warrant, issued by the Registrant to
                    ICG Holdings, Inc., dated February 16, 2001.

10.51 (7)           Common Stock Purchase Warrant, issued by the Registrant to
                    SCP Private Equity Partners II, L.P., dated February 16,
                    2001.

10.52               Lease Agreement between River Park Office Associates,L.P.
                    and Breakaway Solutions, Inc. dated December 6, 1999.

10.53               Commencement Date Agreement, dated June 30, 2000 between
                    River Park Office Associates, L.P. and Breakaway Solutions,
                    Inc.

10.54* Employment Agreement, dated March 31, 2001 by and between the Company and William Loftus.

10.55* Employment Separation Agreement by and between the Company and Gordon Brooks (undated).

10.56* Transitional Services Agreement by and between the Company and Maureen Ellenberger April 2001.

10.57               Common Stock Purchase Warrant, issued by the Company to ICG
                    Holdings, dated April 6, 2001.

10.58 Common Stock Purchase Warrant, issued by the Company to SCP, dated April 6, 2001.

10.59               Investor Rights Agreement by and between Breakaway
                    Solutions, Inc., SCP Private Equity Partners II, L.P. and
                    ICG Holdings, Inc., dated April 6, 2001.

10.60* Separation Agreement, dated November 22, 2000 by and between the Company and Christopher Harding.

10.61               Letter Agreement, dated February 16, 2001 by and between
                    Phoenix Management Services, Inc. and the Company.

10.62               Share Purchase Agreement, dated June 21, 2001 by and among
                    ICG Asia Limited, Breakaway Solutions, Inc. and Breakaway
                    Solutions Asia Pacific Limited.

10.63               Preferred Stock Purchase Warrant, issued by the Company to
                    SCP Private Equity Partners II, L.P., dated July 2, 2001.

EXHIBIT NO.                              DESCRIPTION
10.64               Guarantee Issuance Agreement, dated July 2, 2001, by and
                    among the Company and SCP Private Equity Partners II, L.P.

21.1                Schedule of subsidiaries of the Registrant.

23.1                Consent of KPMG LLP.

----------------

* Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-83343), as declared effective by the Securities and Exchange Commission on October 5, 1999.

(2) Incorporated herein by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-31194), as declared effective by the Securities and Exchange Commission on March 10, 2000.

(3) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-33468), as filed with the Securities and Exchange Commission on June 23, 2000 and amended on August 4, 2000.

(4) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-34314), as filed with the Securities and Exchange Commission on April 7, 2001.

(5) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, as filed with the Securities and Exchange Commission on November 14, 2000.

(6) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 19, 2001, as filed with the Securities and Exchange Commission on January 22, 2001 and amended on January 29, 2001.

(7) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 6, 2001, as filed with the Securities and Exchange Commission on March 2, 2001.